Form 10QSB
period 1996-03-31
AFFINITY TELEPRODUCTIONS INC /FL
filed 1996-05-24
CIK 730626

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  X               Quarterly report pursuant to Section 13 or 15(d) of the
- - -----             Securities Exchange Act of 1934.


                  For the quarterly period ended March 31, 1996 or

                  Transition  report  pursuant  to  Section  13 or  15(d) of the
- - -----             Securities Exchange Act of 1934.

For the transition period from                   to
                              -----------------     ----------------------------

Commission file number   0-12193
                       ----------

                         AFFINITY TELEPRODUCTIONS, INC.
- - -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                       22-2473403
- - -------------------------------                          --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)

15436 North Florida Avenue, Suite 103, Tampa, Florida           33613
- - ----------------------------------------------------           ------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (813) 264-1778
                                                   ---------------

                                 Not Applicable
- - --------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No
                                 ---       ---

Registrant had 8,688,723 shares of common stock outstanding as of March 31, 1996

     IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS QUARTERLY REPORT ON FORM 10-QSB IS BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.

                         AFFINITY TELEPRODUCTIONS, INC.

                              AS OF MARCH 31, 1996

                         AFFINITY TELEPRODUCTIONS, INC.
                         -----------------------------
                                 AND SUBSIDIARY
                                 --------------
                              FINANCIAL STATEMENTS
                              --------------------
                              AS OF MARCH 31, 1996
                              --------------------

                  AFFINITY TELEPRODUCTIONS, INC. AND SUBSIDIARY

                                    CONTENTS
                  ---------------------------------------------



       PAGE      1 - ACCOUNTANTS' REVIEW REPORT

       PAGE      2 - CONSOLIDATED BALANCE SHEETS AS OF MARCH 31,
                     1996 AND SEPTEMBER 30, 1995

       PAGE      3 - CONSOLIDATED STATEMENTS OF CHANGES IN
                     STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
                     ENDED MARCH 31, 1996 AND FOR THE YEAR
                     ENDED SEPTEMBER 30, 1995

       PAGE      4 - CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                     THE THREE AND SIX MONTHS ENDED MARCH 31,
                     1996 AND 1995

       PAGE  5 - 6 - CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                     THE SIX MONTHS ENDED MARCH 31, 1996 AND
                     1995

       PAGE 7 - 14 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF MARCH 31, 1996 AND SEPTEMBER 30,
                     1995

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Board of Directors of:
 Affinity Teleproductions, Inc. and Subsidiary


We have reviewed the accompanying consolidated balance sheet of Affinity Teleproductions, Inc. and Subsidiary as of March 31, 1996 and the related consolidated statements of operations for the three and six months ended March 31, 1996 and 1995, consolidated changes in stockholders' equity for the six months ended March 31, 1996 and consolidated cash flows for the six months ended March 31, 1996 and 1995. All information included in these consolidated financial statements is the representation of the management of Affinity Teleproductions, Inc. and Subsidiary.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1995 and the related consolidated statements of operations, consolidated statement of stockholders' equity and consolidated cash flows for the year then ended (not presented herein), and in our report dated November 30, 1995, we expressed an unqualified opinion on those consolidated financial statements, but have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                        WEINBERG, PERSHES & COMPANY, P.A.

Boca Raton, Florida
May 20, 1996

                  AFFINITY TELEPRODUCTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1996 AND SEPTEMBER 30, 1995
                  -----------------------------------------------
                                     ASSETS
                                    -------
                                              MARCH 31,  SEPTEMBER 30,
                                                1996         1995
                                             ----------  ------------
Cash                                        $  4,291,098 $    146,834
Accounts receivable (less allowance for
 doubtful amounts of $20,875)                  1,046,438      547,994
Television broadcast airtime                        -       4,657,062
Program cost inventories                       1,498,360    1,647,581
Investment in joint venture                      500,000      486,893
Loan receivable                                  600,000         -
Due from officer and employee                     92,603         -
Property and equipment - at cost (less
 accumulated depreciation of $984,978
 and $909,827)                                   495,345      468,609
Prepaid expenses and other assets                164,879       77,088
                                            ------------  -----------

TOTAL ASSETS                                $  8,688,723  $ 8,032,061
- - ------------                                ============  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
 Notes payable - related parties            $       -     $   680,526
 Notes payable - others                           31,292      291,069
Accounts payable                                 549,447      292,893
Accrued liabilities                              331,169      343,688
 Deferred revenue                                 41,666      206,277
                                            ------------  -----------
Total Current Liabilities                        953,574    1,814,453
                                            ------------  -----------
STOCKHOLDERS' EQUITY
 Convertible preferred stock, $.0001
  par value, $50 stated value, 2,000,000
  shares authorized, -0- shares and
  100,000 shares issued and outstanding             -       5,000,000
Convertible preferred stock, $1 par value;
  $10 stated value; 500,000 shares
  authorized, 48,734 shares issued
  and outstanding                                487,340      487,340
Common stock, $.10 par value; 10,000,000
  shares authorized; 8,284,217 shares and
   5,999,220  shares issued and outstanding      828,422      599,922
Capital in excess of par value                14,686,034    4,636,617
Capital in excess of par value - stock
  options                                        393,750         -
 Deficit                                     ( 2,312,119)  (1,725,768)
                                            ------------  -----------
                                              14,083,427    8,998,111
 Less: Stock subscriptions receivable        ( 5,862,278)  (2,780,503)
       Deferred Compensation                 (   486,000)        -
                                            ------------  --------
     Total Stockholders' Equity                7,735,149    6,217,608
                                            ------------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  8,688,723  $ 8,032,061
- - ------------------------------------------  ============  ===========

                         Read accountants' review report
                 and notes to consolidated financial statements.


                                      AFFINITY TELEPRODUCTIONS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND FOR THE YEAR ENDED SEPTEMBER 30, 1995
                     ---------------------------------------------------------------------------------


                                   CONVERTIBLE            CONVERTIBLE
                                 PREFERRED STOCK        PREFERRED STOCK          COMMON STOCK
                               $50.00 STATED VALUE    $10.00 STATED VALUE       $.10 STATED VALUE
                               -------------------    -------------------       -----------------
                               SHARES      AMOUNT     SHARES       AMOUNT      SHARES       AMOUNT
                               ------      ------     ------       ------      ------       ------

BALANCE - OCTOBER 1, 1994      100,000   $5,000,000    48,734      $487,340  4,024,217     $402,422

Issuance of common stock
 - stock options                  -            -         -             -       400,000       40,000
 - private placement              -            -         -             -     1,575,000      157,500

Net (loss)                        -            -         -             -          -            -
                              --------   ----------    ------       -------- ----------     --------

BALANCE - SEPTEMBER 30, 1995   100,000    5,000,000    48,734       487,340  5,999,217      599,922

Cancellation of preferred
 stock                        (100,000)  (5,000,000)     -             -          -            -

Stock options issued              -            -         -             -          -            -

Issuance of common stock
 - stock options exercised        -            -         -             -       285,000       28,500
 - private placement              -            -         -             -     2,000,000      200,000


Net (loss)                        -            -         -             -          -            -
                              --------   ----------    ------      --------  ---------     --------
BALANCE - MARCH 31, 1996          -      $     -       48,734      $487,340  8,284,217     $828,422
                              ========   ==========    ======      ========  =========     ========



                                                   CAPITAL
                                      CAPITAL     IN EXCESS
                                     IN EXCESS     OF PAR -
                                      OF PAR     STOCK OPTION    DEFICIT
                                     ---------   ------------    -------

BALANCE - OCTOBER 1, 1994          $   579,867  $       -     $  (840,134)

Issuance of common stock
 - stock options                       276,750          -            -
 - private placement                 3,780,000                      -

Net (loss)                                -             -        (885,634)
                                   -----------  -----------    ----------

BALANCE - SEPTEMBER 30, 1995         4,636,617          -      (1,725,768)

Cancellation of preferred
 stock                                    -             -            -

Stock options issued                      -          540,000         -

Issuance of common stock
 - stock options exercised             582,750      (146,250)        -
 - private placement                 9,466,667


Net (loss)                                -             -        (586,351)
                                   -----------  -------------  -----------
BALANCE - MARCH 31, 1996           $14,686,034  $     393,750  $(2,312,119)
                                   ===========  =============  ===========


                         Read accountants' review report
                 and notes to consolidated financial statements.

                  AFFINITY TELEPRODUCTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                               FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                       ENDED                   ENDED
                                     MARCH 31,               MARCH 31,
                                 1996        1995         1996       1995
                              ----------  ----------   ----------  ---------
Revenues                      $  337,856  $  178,900   $1,803,091  $ 417,796

Costs and expenses
 Costs of revenues               623,083      71,069    1,460,441    256,205
 Selling, general and
  administrative                 320,074     392,394      863,423    671,060
 Depreciation and
  amortization                    41,470      40,522       75,607     81,240

 Acquisition costs               175,000        -         175,000       -
                              ----------  ----------   ----------  ---------

Loss from operations          (  821,771)   (325,085)  (  771,380)  (590,709)

Dividend and interest income
 (expense) - net                  99,212     (11,834)     185,029    (31,439)
                               ---------  ----------   ----------  ---------

Net Loss                       $(722,559) $ (336,919)  $ (586,351) $(622,148)
                               =========  ==========   ==========  =========

Loss per common share          $    (.10) $     (.08)  $     (.09) $    (.15)
                               =========  ==========   ==========  =========

Weighted average number of
 common shares outstanding     7,089,404   4,313,106    6,546,239  4,189,052
                               =========  ==========   ==========  =========




                         Read accountants' review report
                 and notes to consolidated financial statements.

                  AFFINITY TELEPRODUCTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                ------------------------------------------------

                                                  1996         1995
                                               ---------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                    $( 586,351) $( 622,148)
 Adjustments to reconcile to net cash
  (used in) operating activities:
  Depreciation and amortization                    75,607      80,784
  Changes in assets - (increase) decrease:
   Accounts receivable                           (498,444)     46,365
   Program cost inventories                       149,221     (89,839)
   Other prepaid expenses and assets              (88,247)    (10,171)
   Television broadcast airtime                    78,637     118,750

 Loan receivable                                 (600,000)
   Changes in liabilities - increase (decrease):
   Accounts payable and accrued liabilities       (77,540)    235,488
   Deferred revenue                              (164,611)     (4,700)
                                                 ---------    --------
      Net Cash (Used In) Operating
       Activities                              (1,711,728)   (245,471)
                                               ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                            (72,789)    (10,033)
                                               ----------   ---------

      Net Cash (Used In) Investing Activities     (72,789)    (10,033)
                                               ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sale of common stock         6,617,392     253,059
 Proceeds from notes payable                      145,004     215,000
 Repayment of notes payable                      (833,615)   (207,862)
                                               ----------   ---------

     Net Cash Provided By Financing Activities  5,928,781     260,197
                                                ---------    --------
NET INCREASE IN CASH                            4,144,264       4,693

CASH - BEGINNING                                  146,834       3,199
                                               ----------   ---------

CASH - ENDING                                  $4,291,098   $   7,892
- - -------------                                  ==========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
 Interest                                      $   23,452   $  31,439
                                               ==========   =========
 Income taxes                                  $            $
                                               ==========   =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY
- - --------------------------------------------------------------------

         In the quarter ended December 31, 1995, the Company issued 25,000 shares of the Company's common stock to officers of the subsidiary for payment of salaries in the amount of $100,000.

                         Read accountants' review report
                 and notes to consolidated financial statements.

                  AFFINITY TELEPRODUCTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                ------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY
                            (CONTINUED)
- - -------------------------------------------------------------------

         The Company issued an additional 1,000,000 shares of common stock at $5.00 per share. These shares are evidenced by a one year, 10% interest bearing note in the amount of $5 million. Unless the note is paid in full, these shares carry no voting rights or any other rights normally associated with beneficial ownership. Further, upon maturity, the Company has the option, at its sole discretion, to acquire the shares in exchange for the cancellation of the note. By agreement of the parties, the shares are subject to a "stop transfer" order and may not be transferred without the express written consent of the Company.

         In April, 1996, the Company rescinded the agreement upon which the Company's television broadcast airtime was based resulting in a cancellation of 100,000 shares of preferred stock and a reduction of $5,000,000 in stockholders' equity. This is reflected in the quarter ended March 31, 1996

         In the quarter ended March 31, 1996, the President and another executive exercised stock options totalling 250,000 shares of the Company's common stock. The consideration paid was a cancellation of indebtedness due to the optionees.

         In the quarter ended March 31, 1996, the Company acquired equipment incurring a capital lease obligation of $29,098.

         In the quarter ended March 31, 1996, under a contract with an individual, the individual exercised stock options totalling 10,000 shares of the Company's common stock at an exercise price of $3.25 per share. Subsequent to March 31, 1996, the $32,500 stock subscription receivable was paid.





                         Read accountants' review report
                 and notes to consolidated financial statements.

                  AFFINITY TELEPRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1996 AND SEPTEMBER 30, 1995
                  --------------------------------------------


NOTE  1 - HISTORY AND ORGANIZATION
- - ----------------------------------

                  On February 23, 1994, CBNI Development, Inc., ("Company"), incorporated in the State of Delaware acquired all of the issued and outstanding common stock of Affinity Teleproductions, Inc., a corporation organized in the State of Florida in a transaction accounted for as a reverse acquisition. Subsequently, the Company changed its name to Affinity Teleproductions, Inc.

                  On August 31, 1994, the Company acquired Broadcast Edit, Inc., a California corporation for 50,000 shares of common stock in a transaction accounted for as a pooling of interests.

                  The Company produces, sells and edits television programs, commercials, informercials, and videos for the home and industrial markets domestically and internationally.


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - ----------------------------------------------------

                  Principles of Consolidation
                  ---------------------------
                  The consolidated financial statements as of March 31, 1996 and September 30, 1995 include the accounts of the Company and its wholly-owned subsidiary, Broadcast Edit, Inc. All significant intercompany accounts, transactions, and profits have been eliminated.

                  Revenue Recognition
                  -------------------
                  Television programs are produced or acquired for domestic and foreign distributions in the pay-per-view, basic cable television markets, home video, and sells merchandise for its programs. Revenues are recognized as the programs are telecast and videos and merchandise are sold.

                  Film editing and production package service revenues are recognized as the services are rendered.

                  Television broadcast airtime was available to be used on its own programs to be sold. Revenues were recognized as the broadcast airtime was sold or utilized. In April, 1996, the Company rescinded the agreement for television broadcast airtime and cancelled the related preferred stock. The rescission is reflected in the quarter ended March 31, 1996.

                  AFFINITY TELEPRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1996 AND SEPTEMBER 30, 1995
                  --------------------------------------------

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
- - ---------------------------------------------------------------
                  Program Cost Inventories
                  ------------------------
                  Program cost inventories are stated at the lower of cost, amortized cost or net realizable value. Costs include direct production and acquisition costs and production overhead. Individual programs and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the program or series bear to an estimate of total revenues anticipated from all markets. These estimates are reviewed periodically.

                  The Company estimates that all of the unamortized program costs at March 31, 1996, will be amortized by September 30, 1998.

                  Television Broadcast Airtime
                  ----------------------------
                  In May 1993, the Company issued 100,000 shares of preferred stock valued at $5,000,000 to a previously unrelated party for $5,000,000 of net television broadcast airtime. The Company utilized the airtime either internally for its own programs or sold the airtime to outside parties. The television broadcast airtime was expensed when utilized or sold to outside parties. During the six months ended March 31, 1996 and 1995, the Company recorded revenues of $ -0- and $125,000, respectively, from the sale of television airtime and charged $ -0- and $111,950, respectively, to expense.

                  The Company incurred costs of $50,000 regarding negotiations for the purchase of the broadcast airtime rights. These costs were being amortized based on the related utilization of the television broadcast airtime rights.

                  In April 1996, the Company exercised its right to effectuate a rescission of the agreement upon which the television airtime is based, due to the fact that the Company could not obtain the use of the airtime when requested and believes the value of the broadcast airtime has been impaired. This rescission has been reflected in the quarter ended March 31, 1996. As a result of this rescission, 100,000 shares of preferred stock issued to acquire the broadcast time rights were cancelled and stockholders' equity was decreased by $5,000,000, and an accounts payable of $421,575 representing reimbursements for broadcast airtime that had been sold to outside parties has been recorded. In addition, due to the rescission, the commission paid to acquire the airtime was fully amortized as of March 31, 1996.

                  AFFINITY TELEPRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1996 AND SEPTEMBER 30, 1995
                   -------------------------------------------

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
- - ---------------------------------------------------------------

                  Reclassifications
                  -----------------
                  Reclassifications to the March 31, 1995 consolidated statement of operations were made to conform to the March 31, 1996 presentation.

                  Property and Equipment
                  ----------------------
                  Property and equipment are stated at cost. Depreciation is provided on accelerated and straight-line methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

                  Statement of Cash Flows
                  -----------------------
                  For purposes of this statement, the Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalent.

                  (Loss) Per Common Share
                  -----------------------
                  (Loss) per common share is calculated by dividing net (loss) applicable to common stock by the weighted average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon conversion of the Company's convertible preferred stock and exercise of the Company's outstanding warrants and stock options. For the three and six months ended March 31, 1996 and 1995, the preferred stocks, warrants and common stock options were anti-dilutive and were not included in the calculation of the weighted average common shares outstanding.

                  Significant Concentration of Credit Risk
                  ----------------------------------------
                  The Company has concentrated its credit risk for cash by maintaining deposits in banks and brokerage accounts located within the same geographic region. The maximum loss that would have resulted from risk totalled $933,273 and $144,000 at March 31, 1996 and September 30, 1995, respectively, for the excess of the deposit liabilities reported in the accounts over the amounts that would have been covered by federal insurance.

                  AFFINITY TELEPRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1996 AND SEPTEMBER 30, 1995

NOTE  3 - PROPERTY AND EQUIPMENT
- - --------------------------------

                  Property and equipment consist of the following at March 31, 1996 and September 30, 1995

                                              MARCH 31,   SEPTEMBER 30,
                                                1996          1995
                                            -----------  -------------

            Equipment                       $  1,337,613 $   1,236,385
            Furniture and fixtures                42,851        42,192
            Transportation equipment              38,009        38,009
            Leasehold improvements                61,850        61,850
                                             -----------  ------------
                Total                          1,480,323     1,378,436
            Less: Accumulated depreciation       984,978       909,827
                                             -----------  ------------
            Total property and equipment     $   495,345  $    468,609
                                             ===========  ============

                  Depreciation expense for the six months ended March 31, 1996 and 1995 is $75,151 and $80,784, respectively.

NOTE  4 - NOTES PAYABLE
- - -----------------------
                                                  MARCH 31,   SEPTEMBER 30,
                                                     1996          1995
                                                 -----------  -------------
          STOCKHOLDERS
          ------------
          Notes  payable to  stockholders/
           officers,  with  interest  at 6% per
           annum,  due in monthly  payments
           of $2,917 through August 1995.  This
           note was paid in October 1995.            -          35,000

          Notes  payable  -  stockholders,
           due on demand  with  varying
           interest rates. These amounts
           were repaid in October, 1995 -
           March, 1996.                              -         645,526
                                            ------------ -------------
                                            $        -   $     680,526
                                            ============ =============


          OTHER
          -----
          Notes payable, unsecured, due on
           demand no stated interest.
           Repaid in October, 1995.         $        -        $200,000

          Loan payable, with no fixed due
           date and interest, and without
           collateral                              12,400       37,400

          Notes  payable, collateralized  by
           equipment,  payable  in  monthly
           Installments of $1,012, including
           interest ranging from 10% to 13%,

                  AFFINITY TELEPRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1996 AND SEPTEMBER 30, 1995

NOTE  4 - NOTES PAYABLE (CONTINUED)
- - -----------------------------------
                                             MARCH 31,  SEPTEMBER 30,
                                                1996        1995
                                             --------   -------------

           through April 1996.  These amounts
           were repaid in October, 1995 -
           March, 1996.                            -          8,498

          Capitalized lease obligations
           collateralized  by equipment,
           due in monthly  installments
           of $1,349 to $4,712 until
           July 1997,  with per annum
           interest from 10% to 16% a
           year                                  18,892        45,171
                                           ------------ -------------

                                           $     31,292 $     291,069
                                           ============ =============

                  Principal payments are due in the years ended March 31, as follows:

                        March 31, 1996        $ 23,312
                        March 31, 1997           7,980
                                              --------

                                              $ 31,292
                                              ========
NOTE  5 - STOCKHOLDERS' EQUITY
- - ------------------------------

                  Convertible Preferred Stock
                  ---------------------------
                  In May, 1993, 100,000 shares of $.0001 par value, $50 stated value, convertible preferred stock were issued to a previously unrelated party to acquire net broadcast airtime rights. The rights were valued at $5,000,000. The preferred shares were convertible after May 20, 1996, after extension, into common stock at the prevailing market price not to exceed 9% of total common stock issued and outstanding at date of conversion. At the Company's option, the preferred shares were redeemable at any time prior to conversion for the amount of $5,500,000 in cash. The preferred stock carried a dividend which was calculated as the first $200,000 in annual net earnings and 5% of annual net earnings thereafter starting after May 20, 1996. The preferred stock was cancelled due to the Company's inability to obtain the use of the airtime when requested. The Company believes this has impaired the value of the broadcast airtime.

                  The Company has also outstanding voting convertible preferred stock, $1 par value with a stated value of $10 per share, which is redeemable at $487,340.

                  Other Stock Transactions
                  ------------------------
                  In January 1995, the President of the Company and another executive exercised certain of their options for common shares for a total of 400,000 common shares at per share exercise prices of $.63 (225,000 shares), and $1.00 (175,000 shares).
                  Part of the consideration paid for the options was the cancellation of indebtedness due to the optionees.

                  In January 1996, the President and another executive exercised a total of 250,000 shares of the Company's common stock at an exercise price of $1.33, for a total of $332,500. The consideration paid for the options was the cancellation of indebtedness due to the optionees.

                  The Company, through a private placement, issued 1,575,000 shares of its common stock at $2.50 per share, an aggregate of $3,937,500, evidenced by a one year 10% interest bearing note. As of March 31, 1996, the Company received $3,107,722 from these notes. In addition, the Company issued warrants to purchase up to 1,575,000 shares of its common stock at $5.00 per share. The warrants are exercisable after payment of the note and all accrued interest. The expiration date is the earlier of July 27, 1997 or upon a 50% change in stock ownership due to a sale or merger.

                  Effective with the acquisition of the Company's subsidiary, the Company issued to the officers of the subsidiary stock options to purchase up to an aggregate of 100,000 shares at a price of 75% of the fair market value of the stock on the date exercised. Effective November 27, 1995, the Company issued 25,000 shares of the Company's common stock for $4.00 per share in payment for salaries in the amount of $100,000.

                  Pursuant to a private placement dated January 24, 1996, the Company issued 1,000,000 shares of common stock at $5.00 per share for a total of $5,000,000. The Company received these funds on February 26, 1996.

                  In addition, the company issued an additional 1,000,000 shares of common stock at $5.00 per share to the same entity. These shares are evidenced by a one year, 10% interest bearing note in the amount of $5 million. Unless the note is paid in full, these shares carry no voting rights or any other rights normally associated with beneficial ownership. Further, upon maturity, the Company has the option, at its sole discretion, to acquire the shares in exchange for the cancellation of the note. By agreement of the parties, the shares are subject to a "stop transfer" order and may not be transferred without the express written consent of the Company.

                  Pursuant to a contract, on March 8, 1996 an individual exercised stock options totalling 10,000 shares of the Company's common stock at an exercise price of $3.25 per share for a total of $32,500.

                  AFFINITY TELEPRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1996 AND SEPTEMBER 30, 1995


NOTE  6 - INCOME TAXES
- - ----------------------

                  The Company provides for the tax effects of transactions reported in the consolidated financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 1996 and September 30, 1995, the Company had no material current tax liability, deferred tax assets, or liabilities.

                  As of March 31, 1996, the Company had available, for income tax purposes, net operating loss carryforwards expiring as follows:
                    September 30, 2007     $   24,500
                    September 30, 2008     $   27,000
                    September 30, 2009     $  558,000
                    September 30, 2010     $1,100,000

                  Deferred  income tax  provisions,  resulting from  differences
                  between  accounting  for  financial   statement  purposes  and
                  accounting for tax purposes were as follows:

                                                MARCH 31,  SEPTEMBER 30,
                                                  1996         1995
                                                --------   ------------
                    Tax benefit from
                     net operating losses       $(780,240)   $(581,000)
                    Valuation allowance          (780,240)    (581,000)

                    Tax effects of timing
                     differences                      -            -
                                                =========     =========


NOTE  7 - COMMITMENTS AND CONTINGENCIES
- - ---------------------------------------

          Employment Contracts
          --------------------
                  On October 19, 1995, the Company entered into new employment contracts with two key employees. The contracts provide for base salaries plus new stock options to purchase 775,000 shares of common stock. These key employees also have additional outstanding options to purchase 975,000 shares of common stock in which compensation in the amount of $540,000 was recorded and is being amortized over a five year period. The 1,750,000 aggregate stock options are exercisable from October 1, 1995 to 1999 at prices ranging from $1.33 to $2.00 per share.

                  AFFINITY TELEPRODUCTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF MARCH 31, 1996 AND SEPTEMBER 30, 1995
                  ---------------------------------------------


NOTE  8 - JOINT VENTURE AND LOAN RECEIVABLE
- - -------------------------------------------

                  During the year ended September 30, 1995, the Company commenced negotiations to form a limited partnership with the Krofft Entertainment Group to generate revenues from the distribution of certain Krofft motion pictures and television projects. As of March 31, 1996, the Company's investment in the limited partnership was $500,000. In addition, the Company has loaned the Krofft Entertainment Group $600,000 as of March 31, 1996.

ITEM 2.                     MANAGEMENT'S DISCUSSION AND
                          ANALYSIS OR PLAN OF OPERATION


Results of Operation

         The consolidated revenues of Affinity Teleproductions, Inc. increased 89% from $178,900 for the quarter ended March 31, 1995 compared to $337,856 for the quarter ended March 31, 1996. Cost of revenues increased 777% compared to the same period in 1995. As a result, gross profit as a percentage of revenues decreased from 60% in the period ending March 31, 1995 to (84%) in the current quarter.

           Selling, General, and Administrative Expenses decreased 18% for the three month period ending March 31, 1966 from the same period in 1995. As a result of increase in Costs of Revenue and Selling, General, and Administrative Expenses, the Company suffered a net loss for the three months ended March 31, 1996 of $722,559 or $(.10) per share compared to a net loss of $336,919 or $(.08) per share for the three months ended March 31, 1995.

         For the six months ended March 31, 1996, the consolidated revenues of the Company increased 332% as compared with the six months ended March 31, 1995. The cost of revenues during this period increased 470% over the corresponding period in 1995. As a result, gross profit as a percentage of revenues decreased from 39% for the six month period ending March 31, 1995 to 19% for the six months ended March 31, 1996.

           Selling, General, and Administrative Expenses increased 29% for the six month period ending March 31, 1996 as compared with the same period 1995. This increase is attributed to the costs associated with the production of both television projects incurred by the Company during the three months ended December 31, 1995. As a result of the increase in expenses described above, the Company suffered a net loss of $586,351 or $(.09) per share for the six month period ending March 31, 1996, up from $622,148 or $(.15) per share for the corresponding period 1995.

         For the three month period and six month periods ended March 31, 1996, the increase in revenues can generally be attributed to revenues generated by the company's television project, "EdenQuest," and all of its ancillary sources of income. The Company has produced three original episodes, and a compilation ("best of") of its popular television series. The third and fourth episodes have not yet been telecasted on free television or basic cable, as the Company is currently negotiating with several major networks for the licensing of the entire series. The Company currently derives income for this project from five different sources: 1) domestic syndication, 2) foreign sales, 3) pay-per-view, 4) merchandising, and
5) foreign sales.

         The significant increase in costs of revenues over the three month period ending March 31, 1996 can be attributed to several factors. First, the Company pays its television distributors a commission based on sales of "EdenQuest." Therefore, as sales in "EdenQuest" increase so will the commissions paid. Second, the Company delayed the launch of the second season of its "Contemporary Collectibles Show," due to a variety of factors, including the uncertainty involving the availability of its satellite air time. This resulted in a one-time, non-recurring charge of approximately $125,000 that the Company had committed to the Lifetime Channel. Further, the Company paid off all of its equipment leases at Broadcast Edit, Inc. its wholly-owned subsidiary, with pre-payment penalties present on many of the leases. Finally, the Company has experienced exceptionally high professional expenses during this period as it seeks to position itself to make acquisitions and expand its operations into feature films over the next six months.

         Additionally, the Company terminated its merger talks with Sid & Marty Krofft Productions, Inc. during this three month period. After completing its due diligence, management decided that it was not in the best interests of the Company's shareholders to move forward with the merger as originally outlined. Management did offer the Krofft's an alternative proposal that would have better protected Affinity shareholders. The Krofft's declined this revised offer. Consequently, the Company is taking a one-time charge of $175,000, which are costs the Company expended in association with the contemplated merger.

         In March of 1995, the Company entered into an agreement to form a strategic alliance with Krofft Entertainment, Inc. for the possible development of "Land of the Lost," one of their flagship series, into a theatrical film by Disney, a home video series, and two children's series for major television networks. The Company has contributed $500,000 towards this limited partnership. In addition, the Company loaned the Kroffts $600,000 on an unsecured basis during the due diligence process. The Company expects that this amount will be repaid in full.

         The strategic alliance with Krofft will continue. The net revenues generated will be distributed 80% to the Company and 20% to the Kroffts until the Company receives a 12% per year return on its investment. After this return, the remaining net revenues generated will be distributed 25% to the Company and 75% to the Kroffts. The Kroffts have the right within the first eighteen months to terminate the agreement and reimburse the Company its initial investment plus a call premium. Disney has signed an option to develop "Land of the Lost" into a film, and a second draft of the script has been completed. The Company does not expect to derive any significant revenues from this project for at least one year.

         Under the terms of the Agreement of Sale dated May 8, 1993 (the "Agreement") between Thoro-Cap, Inc., now Affinity, and Access America, Inc., the Company sold one hundred thousand shares of convertible preferred stock to Access America, an unrelated third party, in return for five million dollars ($5,000,000) worth of satellite broadcast air time. The Company has carried the satellite time as an asset on its books since it became a reporting Company in February of 1994.

         In April 1996, the Company exercised its right to rescind the Agreement due to the fact that the Company could not obtain use of the satellite time when requested and therefore believes that the value of such air time has been impaired. As a result of the recission, the one hundred thousand shares of preferred stock held by Access America were immediately cancelled by the Company. This has resulted in a decrease in shareholder equity in the amount of $5,000,000. Assets have decreased in the amount of $4,657,062 as a result of the rescission. Moreover, in reliance on Access America's contractual undertaking, Affinity has sold broadcast time which it now cannot produce. As a result, the Company is obligated to deliver refunds to purchasers of the satellite time. Such obligations account for $421,575 of the $549,447 of accounts payable as of March 31, 1996.

Liquidity and Capital Resources
- - -------------------------------

         The significant increase in cash flow for the three months ended March 31, 1996 as compared with the same period ending December 31, 1994 is primarily attributable to the proceeds of the sale of common stock of the Company. Pursuant to a private placement dated January 24, 1996, the Company sold 1,000,000 shares of common stock at $5.00 per share for a total of $5,000,000. The Company received these funds on February 26, 1996.

         In addition the Company issued an additional 1,000,000 shares of common stock at $5.00 per share. These shares are evidenced by a one year, 10% interest bearing note in the amount of $5 million (the "Note"). Unless the Note described above is paid in full, these shares carry no voting rights or any other rights normally associated with beneficial ownership. Further, upon maturity, the Company has the option, at is sole discretion, to acquire the shares in exchange for the cancellation of the note. By agreement of the parties, the shares are subject to a "stop transfer" order and may not be transferred for a period of twelve months from the closing of the transaction without the express written consent of the Company. The Company does not foresee any circumstances under which such consent would be forthcoming.

         The completion of this private placement has increased the Company's cash position from $146,834 at September 30, 1995 to $4,291,098 as of March 31, 1996. As a result of the Company's better cash standing and the outstanding notes that it holds, the Company's interest income has increased to $99,212 for the period ending March 31, 1996 as compared to an interest expense $11,834 in the corresponding period of 1995.

         The Company anticipates that cash flow from operations, supplemented by sales of restricted common stock via private placements and loans will be adequate to meet the Company's expected needs for fiscal 1996.

         In January 1996, the president of the Company and another executive each exercised certain of their options to purchase 250,000 shares of common stock at a per share exercise price of $1.33. The exercise of the stock options resulted in a reduction of notes payable in the amount of $332,500.

         Other than as discussed above, the Company is not aware of any known trends or uncertainties that have or are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K on May 3, 1996 containing disclosure related to Item 2 of Form 8-K
                  (Acquisition of Disposition of Assets):                     1)

                           1)       Impairment of Satellite Broadcast Air Time

                           2)       Common Stock Transactions

                  No financial statements were included in this report.

                                   SIGNATURES


                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of May 1996.


                               AFFINITY TELEPRODUCTIONS, INC.


                               BY: s/ William J. Bosso
                                   ------------------------------------
                                   William J. Bosso, President



                  In accordance with the Exchange, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.


                  SIGNATURE                                            DATE
                  ---------                                            ----



                  s/ William J. Bosso
                  -----------------------------------
                  William J. Bosso                             May 20, 1996
                  President, Secretary, Director