Form 10QSB
period 1996-06-30
AFFINITY ENTERTAINMENT INC
filed 1996-08-19
CIK 730626

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB
      (Mark One)
              [ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-12193

                          AFFINITY ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)


                   Delaware                             22-2473403
           (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)           Identification No.)

           15436 North Florida Avenue, Suite 103, Tampa, Florida 33613
                (Address of principal executive offices)        (Zip Code)

                                 (813) 264-1778
              (Registrant's telephone number, including area code)


                         AFFINITY TELEPRODUCTIONS, INC.
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

     Registrant has 12,284,217 shares of Common Stock outstanding as of August 6, 1996.

================================================================================

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                               AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARY
                                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                       (In thousands, except per share data)

                                                               Quarter Ended                    Nine Months Ended
                                                          ----------------------            ------------------------
                                                           June 30,       June 30,         June 30,          June 30,
                                                             1996           1995             1996              1995
- - ------------------------------------------------------------------------------------------------------------------------------------




NET REVENUE..........................................       $  153           $  294          $ 1,956          $   711

COSTS AND EXPENSES:
Cost of revenue......................................          337              191            1,798              471
General and administrative expenses..................          713              364            1,826            1,375
                                                            ------           ------          -------          -------
  Total costs and expenses...........................        1,050              555            3,624            1,846
                                                            ------           ------          -------          -------

  Operating profit/(loss)............................         (897)            (261)          (1,668)          (1,135)

OTHER INCOME (EXPENSE)...............................           18              (14)             203              (45)
                                                            ------           ------          -------          -------

Net earnings (loss)..................................       $ (879)          $ (275)         $(1,465)         $(1,180)
                                                            ======           ======          =======          =======


Net earnings (loss) per common share.................       $ (.12)          $ (.06)         $  (.20)         $  (.28)
                                                            ======           ======          =======          =======

Weighted average shares outstanding..................        7,354            4,424            7,211            4,269
                                                            ======           ======          =======          =======





















The accompanying notes are an integral part of these financial statements.

                                   AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                  (In thousands)
                                                                                       June 30,          Sept. 30,
                                                                                         1996               1995
- - ------------------------------------------------------------------------------------------------------------------------------------




                                                        ASSETS

CURRENT ASSETS
Cash and cash equivalents..................................................               $3,120            $  147
Accounts Receivable, net...................................................                  467               548
Prepaid television air time................................................                   --             4,657
Program cost inventory.....................................................                1,567             1,647

Prepaids...................................................................                  208                --
                                                                                          ------            ------
   Total current assets ...................................................               $5,362            $6,999


PROPERTY AND EQUIPMENT, at cost
Production equipment.......................................................                1,197             1,079
Other equipment............................................................                  305               300
                                                                                          ------            ------
                                                                                           1,502             1,379
   Less accumulated depreciation...........................................                1,021               910
                                                                                          ------            ------
                                                                                             481               469


OTHER ASSETS
Loan receivable............................................................                  600               487
Due from officers and employees............................................                   93                --
Investment in joint venture................................................                  500                --
Other assets...............................................................                    7                77
                                                                                          ------            ------
   Total other assets......................................................                1,200               564
                                                                                          ------            ------
     Total assets..........................................................               $7,043            $8,032
                                                                                          ======            ======















The accompanying notes are an integral part of these financial statements.

                                      AFFINITY ENTERTAINMENT, INC.  AND SUBSIDIARY
                              CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) - (Continued)
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                      (In thousands)
                                                                                           June  30,        Sept. 30,
                                                                                             1996              1995
- - ------------------------------------------------------------------------------------------------------------------------------------




                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable...........................................................              $    --             $   293
Notes payable - related parties............................................                   --                 681
Notes payable - others.....................................................                   15                 291
Accrued liabilities........................................................                  112                 344
Deferred revenue...........................................................                   --                 206
                                                                                         -------             -------
   Total current liabilities...............................................                  127               1,815

STOCKHOLDERS' EQUITY
Convertible  preferred  stock,  $.0001 par value,  $50 stated  value,
   2,000,000 shares authorized, 100,000 issued
   and outstanding.........................................................                   --               5,000
Convertible preferred stock, $1 par value, $10 stated
   value, 500,000 shares authorized, 48,734 shares
   issued and outstanding..................................................                  487                 487
Common stock - $.10 par value, 25,000,000 shares authorized,
   12,284,217 and 5,999,220 shares issued and
   outstanding, respectively...............................................                1,228                 600
Paid-in capital............................................................               52,286               4,637
Paid-in capital - stock options............................................                  394                  --
Deficit....................................................................               (3,191)             (1,726)
                                                                                         -------             -------
                                                                                          51,204               8,998
Less:
Stock subscriptions receivable.............................................               43,829               2,781
Unearned compensation......................................................                  459                  --
                                                                                         -------             -------
   Total stockholders' equity..............................................                6,916               6,217
                                                                                         -------             -------
     Total liabilities and stockholders' equity............................              $ 7,043             $ 8,032
                                                                                         =======             =======











The accompanying notes are an integral part of these financial statements.

                                                AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARY
                               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                             (In thousands)

                                           Convertible      Convertible
                                            Preferred        Preferred       Common                      Paid-In
                                              Stock            Stock          Stock      Additional      Capital
                                           $50 Stated       $10 Stated      $.10 Par       Paid-In        Stock
                                              Value            Value          Value        Capital       Options         Deficit
- - ------------------------------------------------------------------------------------------------------------------------------------


                                                               (In Thousands)

Balance on Sept. 30, 1995............       $5,000             $487         $  600        $ 4,637         $ --          $(1,726)
Cancellation of preferred stock......       (5,000)              --             --             --           --               --
Stock Options issued.................           --               --             --             --          540               --
Issuance of Common Stock:
 Stock Options Exercised.............           --               --             28            582         (146)              --
 Private Placement...................           --               --            600         47,067           --               --
Unearned compensation related
 to grant of stock options to
 executives..........................           --               --             --             --           --               --
Amortization of unearned
 compensation........................           --               --             --             --           --               --
Cash received on subscriptions
 receivable..........................           --               --             --             --           --               --
Net loss for the nine months
  ended June 30, 1996................           --               --             --             --           --           (1,465)
                                             -----             ----          -----        -------         ----          -------
Balance on June 30, 1996.............       $   --             $487         $1,228        $52,286         $394          $(3,191)
                                            ======             ====         ======        =======         ====          =======




- - ------------------------------------------------------------------------------------------------------------------------------------
                                              Stock
                                           Subscription        Unearned
                                            Receivable       Compensation      Total
- - ------------------------------------------------------------------------------------------------------------------------------------


Balance on Sept. 30, 1995............       $(2,781)           $ --         $ 6,217
Cancellation of preferred stock......            --              --          (5,000)
Stock Options issued.................            --              --             540
Issuance of Common Stock:
 Stock Options Exercised.............            --              --             464
 Private Placement...................       (43,000)             --           4,667
Unearned compensation related
 to grant of stock options to
 executives..........................            --            (540)           (540)
Amortization of unearned
 compensation........................            --              81              81
Cash received on subscriptions
 receivable..........................         1,952              --           1,952
Net loss for the nine months
  ended June 30, 1996................            --              --          (1,465)
                                            -------          ------         -------
Balance on June 30, 1996.............       (43,829)          $(459)        $ 6,916
                                           ========           =====         =======




The accompanying notes are an integral part of these financial statements.

                                           AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                          (In thousands)

                                                                                                Nine Months Ended
                                                                                      ------------------------------------
                                                                                       June 30,                  June  30,
                                                                                          1996                      1995
- - ------------------------------------------------------------------------------------------------------------------------------------




Cash Flows - Operating Activities:
Net earnings (loss)..........................................................            $(1,465)                  $(1,180)
Adjustments to reconcile net earnings (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization............................................                340                       112
    Provision for losses on accounts receivable..............................                 28                        --
    Other assets.............................................................                 70                        (1)
    Amortization of unearned compensation related to grant
       of stock options to executives........................................                 81                        --
    Changes in current assets and liabilities:
      (Increase) decrease in accounts receivable ............................                 53                       (18)
      (Increase) decrease in program cost inventory..........................               (149)                     (348)
      (Increase) decrease in prepaid television time  .......................                 79                       119
      (Increase) decrease in prepaids .......................................               (208)                       --
      Increase (decrease) in accrued liabilities.............................               (900)                      398
      Increase (decrease) in deferred revenue................................               (206)                       16
                                                                                          ------                   -------
         Net cash provided by(used in) operating activities..................             (2,277)                     (902)

Cash Flows - Investing Activities:
Capital expenditures.........................................................                (95)                      (11)
Investments in loans receivable..............................................               (600)                       --
                                                                                         -------                  --------
         Net cash provided by (used in) investing activities.................               (695)                     (161)

Cash Flows - Financing Activities:
Proceeds from sale of common stock ..........................................              6,650                       283
Proceeds from notes payable..................................................                145                       653
Principal payments on notes payable..........................................               (850)                     (148)
Additional capital contributions.............................................                 --                       283
                                                                                         -------                   -------
         Net cash provided by (used in) financing activities.................              5,945                     1,071
                                                                                         -------                   -------

Increase (decrease) in cash and cash equivalents.............................              2,973                         8
Cash and cash equivalents at beginning of period.............................                147                         3
                                                                                         -------                   -------
Cash and cash equivalents at end of period...................................            $ 3,120                   $    11
                                                                                         =======                   =======





The accompanying notes are an integral part of these financial statements.

                   AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Organization and Distribution

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

         On  May  28,   1996,   the   Company   changed  its  name  to  Affinity
Entertainment, Inc.

         The Company produces, sells and edits television programs, commercials, informercials, videos and feature films for the home and industrial markets domestically and internationally.

Note B - Basis of Presentation

         The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts, transactions, and profits have been eliminated.

         The Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the fiscal year ended September 30, 1995.

         In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Condensed Consolidated Financial Statements and notes hereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Consolidated Financial Statements and notes hereto as discussed above.

Note C - Significant Events

         On May 3, 1996, the Company rescinded an agreement with Access America, Inc.("Access America"). Under the terms of the Agreement, dated May 8, 1993, the Company sold 100,000 shares of convertible preferred stock in return for $5 million worth of satellite broadcast air time. Despite numerous requests, Access America has failed to provide the Company with information that is vital to the Company's ability to successfully sell the air time. The Company believes that Access America's failure to deliver such information indicates that it does not have the ability to deliver the air time that is has contracted to provide and that rescission of the agreement is the only way to protect the Company and its shareholders. As a result of the rescission, the 100,000 shares of preferred stock were immediately canceled. Moreover, in reliance on Access America's contractual undertaking, the Company and its assignees have consumed $46,575 of the air time. A check for this amount was forwarded to Access America but returned to the Company.

         On June 4, 1996,  the  Company  signed a letter of intent to purchase a
majority  interest  in  Century  Technologies,   Inc.  ("Century"),  a  Colorado
corporation that is in the business of distributing film and

                   AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

television products to worldwide markets. The letter of intent is contingent upon the Company's satisfactory completion of is due diligence. Century is currently delinquent in filing its last Form 10-K, and the aforementioned transaction will not be completed until that situation is corrected, and until the Company has a reasonable assurance that some of the transactions completed by previous management will bear no significant detrimental consequences to the Company in the future. As of August 7, 1996, the Company has loaned Century approximately $225,000 on an unsecured basis.

         Pursuant to the Offshore Securities Subscription Agreement (the "Agreement"), dated June 25, 1996, the Company sold four million shares of its common stock (the "Shares") at $10 per share (discounted at four percent upon completion of the offering), payable in United States Dollars for a total consideration of $40 million, subject to a discount of $1.6 million if fully paid by Baron Banker Limited ("Baron") of Ontario Canada. The Shares are entitled to all rights to cash or property distributions, dividends, interest paid by coupon or otherwise, distribution of certificates, warrants, rights, stocks or cash representing subdivision, combination, reclassification, merger, buy-out, acquisition, redemption, exchange or any such other corporate or government action pertaining to or involving the ownership rights of the Shares.

         The $2 million paid by Baron upon the closing of the transaction will be held in escrow pending Baron's ability to margin the Shares upon the expiration of the forty day restricted period required by the Securities Act of 1933, as amended, and Regulation S promulgated thereunder. The remaining $38 million has been paid in the form of a promissory note (the "Note"), not bearing interest. The principal balance of the Note shall be paid in one monthly installment in the amount of $1 million on August 1, 1996, seventeen consecutive monthly installments in the amount of $2 million each, beginning on September 1, 1996, with final payment due February 1, 1998 of $3 million. Such final payment is subject to a $1.6 million discount for complete satisfaction. Payment shall be due by wire transfer on the 1st day of each and every month.

         Under the terms of the Agreement,  Baron agreed, until such time as the
Note is paid in full, to appoint the management of the Company as its proxy to exercise any voting or consensual rights pertaining to or arising from the ownership of the stock.

          For a period of ninety days after the Company receives the final payment on the Note, the Company or its designees shall, at the sole discretion of the Company, have the option to acquire the Shares from Baron in exchange for an amount equal $12 per share, or fifty percent of the average bid price offered for the ten days prior to the exercise of the option, whichever is greater.

Note D - Interest Income

         Pursuant to the Offshore Securities Deferred Subscription Agreement (the "Agreement"), dated January 24, 1996, the Company sold one million shares (the "Shares") of common stock at $5 per share to Philmont A.V.V. ("Philmont"). The shares were paid for with a promissory note ("the Note") for $5 million at a rate of ten percent per annum. Unless the Note is paid in full, no rights to cash or property distributions, dividends, interest paid by coupon or otherwise, distribution of certificates, warrants, rights, stocks or cash representing subdivision, combination, reclassification, merger, buy-out, acquisition, redemption, exchange or any such other corporate or government action pertaining to or involving the ownership rights of the Shares transferred hereunder. The Note may not be prepaid, in whole or in part, in advance. Upon expiration of the term of the Note, the Company shall in its sole discretion, have the option to acquire the shares subscribed herein by Philmont in exchange for the full cancellation of the Note. The Company presently intends to exercise its

                   AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

option to reacquire such shares. By agreement of the parties, the Shares are subject to a stop transfer order and may not be transferred for a period of twelve months from the closing of the transaction without express written consent of the Company. The Company does not foresee any circumstances under which such consent would be forthcoming.

         As of June 5, 1996, Philmont was in default of its interest payments totaling approximately $83 thousand to the Company under the Agreement. The Company has demanded that the default be cured immediately, and the return of the stock certificates representing the Shares.

Note E - Income Taxes

         The Company provides for the tax effects of transactions reported in the Condensed Consolidated Financial Statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 1996 the Company had no material current tax liability, deferred tax assets, or liabilities.

Note F - Loss Per Share

         The loss per share of common stock is calculated by dividing net loss by the weighted average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon conversion of the Company's convertible preferred stock and exercise of the Company's outstanding warrants and stock options. For the quarter and nine months ended June 30, 1996 and 1995, common stock equivalents were anti-dilutive and were not included in the calculation of the weighted average common shares outstanding.

Note G - Reclassifications

         Reclassifications to the June 30, 1995 consolidated statement of operations were made to conform to the June 30, 1996 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

A. RESULTS OF OPERATIONS

         The following is a discussion of material changes in the consolidated results of operations of Affinity Entertainment, Inc. and its subsidiary (the "Company") which occurred in the quarter and nine months ended June 30, 1996 compared to the quarter and nine months ended June 30, 1995.

Quarter and Nine Months Ended June 30, 1996 vs. Quarter and Nine Months Ended June 30, 1995

         The following tables summarize the changes in selected operating items, including dollar changes, percentage changes and percent of net revenues for the quarter and nine months ended June 30, 1996 compared to the quarter and nine months ended June 30, 1995:

                                       Quarter Ended                                 Line Item                % of Net
                                     June 30,  June 30,     $ Change                 % Change                  Revenue
                                      1996      1995       Fav./(Unfav.)           Fav./(Unfav.)          1996        1995
                                      ----      ----       -------------           -------------          ----        ----
                                                           (In thousands, except %)



Net revenue....................           $ 153       $ 294         $ (141)             (48)%               100%      100%
Cost of revenue................            (337)       (191)          (146)             (76)               (220)      (65)
General and administrative
 expenses......................            (713)       (364)          (349)             (96)               (466)     (124)
                                          -----        ----          -----                                 ----      ----
Operating profit (loss)........            (897)       (261)          (636)            (244)               (586)      (89)
Other income
 (expense).....................              18         (14)            32              229                  12        (5)
                                          -----        ----          -----                                 ----       ---
Net earnings (loss)............           $(879)       $(275)        $(604)            (220)               (574)      (94)
                                          =====        =====         =====                                 ====       ===



                                           Nine Months Ended                            Line Item             % of Net
                                          June 30,    June 30,     $ Change             % Change               Revenue
                                            1996         1995     Fav./(Unfav.)        Fav./(Unfav.)       1996       1995
                                            ----         ----     -------------        -------------       ----       ----
                                                                   (In thousands, except %)

Net revenue....................         $ 1,956       $   712       $1,244               175%              100%       100%
Cost of revenue................          (1,798)         (472)      (1,326)             (281)              (92)       (66)
General and administrative
 expenses......................          (1,826)       (1,375)        (451)              (33)              (93)      (193)
                                        -------        ------       ------                                 ---       ----
Operating profit (loss)........          (1,668)       (1,135)        (533)              (47)              (85)      (159)
Other income
 (expense).....................             203           (45)         248               511                10         (7)
                                        -------        ------       ------                                 ---        ---
Net earnings (loss)............         $(1,465)      $(1,180)      $ (285)              (24)              (75)      (166)
                                        =======       =======       ======                                 ===       ====

 Net Revenue

         For the quarter ended June 30, 1996, the decrease in revenues is primarily due to the Company's emphasis on the acquisition and formation of strategic alliances with entities that will complement its business plan to produce and distribute quality television series and motion pictures for the worldwide marketplace. Management decided not to air its two completed episodes of "EdenQuest", in the United States, until it has completed negotiations with several entities, so that it can ensure the maximization of its revenues. Additionally, the Company is in pre-production for its first motion picture "The Bet" (working title), which began actual filming July 22, 1996.

         For nine months ended June 30, 1996, the increase in revenues is primarily due to the Company's television project, "EdenQuest", and all of its ancillary sources of income, and its "The Contemporary Collectibles Show" series. The Company has produced three original episodes, and a compilation ("best of") of its popular "EdenQuest" television series. The third and fourth episodes have not yet been telecasted on free television or basic cable, as the Company is currently negotiating with several major networks for the licensing of the entire series. The Company currently derives income for this project from five different sources: 1) domestic syndication, 2) foreign sales, 3) pay-per-view, 4) merchandising, and 5) home video. The Company produced 14 episodes of "The Contemporary Collectibles Show", staring Morgan Brittany. The show is currently in hiatus, and the Company has made no determination whether it will produce any additional episodes.

         In March of 1995, the Company entered into an agreement to form a strategic alliance with Krofft Entertainment, Inc. ("Krofft") for the possible development of "Land of the Lost", one of their flagship series, into a theatrical film by Disney, a home video series and two children's series for major television networks. The Company has contributed $500 thousand towards this limited partnership. Subsequent to the signing of this agreement, Disney signed an agreement to option the rights to create a theatrical release of "Land of the Lost", and is currently in the development stage. The Company does not expect any revenues from the Disney movie unless or until Disney exercises the option and proceeds to produce the film. The Company does not expect to derive any significant revenues for approximately one year. Additionally, the Company's $500 thousand investment is collateralized by Krofft's children's home video library.

Cost of Revenue

         The significant increase in cost of revenue over the quarter and nine months ended June 30, 1996, can be attributed to several factors. Television distributors commissions are paid by the Company based on total cumulative sales of "EdenQuest". As sales in "EdenQuest" increase, so do commission percentages. In addition, the Company delayed the launch of the second season of "The Contemporary Collectibles Show", due to a variety of factors, including the uncertainty regarding the availability of its satellite air time. As a result, the Company took a one time charge of approximately $125,000 to operations for expenses incurred in connection with the Lifetime Channel.

General and Administrative Expenses

         For the quarter and nine months ended June 30, 1996, the increase in general and administrative expenses is primarily due to exceptionally high professional expenses as the Company seeks to position itself to make acquisitions and expand its operations into feature films and distribution. Further, the Company prepaid all of its equipment leases at Broadcast Edit, Inc. its wholly-owned subsidiary, with pre-payment penalties present on many of the leases.

         Additionally, the Company terminated its merger talks with Sid & Marty Krofft Productions, Inc. After completing its due diligence, management decided that it was not in the best interests of the Company's shareholders to move forward with the merger. Management did offer the Krofft's an alternative proposal that would have better protected the Company's shareholders. The Krofft's declined this revised offer. Consequently, the Company took a one time charge of approximately $175,000 to operations for expenses related to the proposed merger. In addition to the $500 thousand investment in Krofft Entertainment, Inc., the Company loaned Krofft $600 thousand on an unsecured basis, while conducting its due diligence during the merger discussions. The Company is currently attempting to negotiate agreeable terms for the repayment of loan.

Other Income (Expense)

         For the quarter and nine months ended June 30, 1996, the increase in other income (expense) is primarily due to the recognition of stock subscription interest income.

         As of June 5, 1996, Philmont was in default of its interest payments totaling approximately $83 thousand to the Company under the Agreement. The Company has demanded that the default be cured immediately, and the return of the stock certificates representing the Shares.

B.  FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

         The significant increase in cash flow for the nine months ended June 30, 1996 as compared with the same period last year, is primarily attributable to the proceeds of the sale of common stock of the Company.

         The Company anticipates that cash flow by sales of restricted common stock via private placements and loans will be adequate to meet the Company's expected needs for fiscal 1996.

         The Company loaned Krofft Entertainment, Inc. $600 thousand on an unsecured basis, while conducting its due diligence during its merger discussions. The Company is currently attempting to negotiate agreeable terms for the repayment of loan.

         Other than as discussed above, the Company is not aware of any known trends or uncertainties that have or are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

           The annual meeting of stockholders of Affinity Entertainment, Inc. was held on May 30, 1996. Each share of Common and Preferred Stock entitled its holder to one vote.

(1) The stockholders approved the amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 10,000,000 to 25,000,000 as follows:

                                                   Common Stock
                                                  --------------

           Number of Shares                        Number of Shares                          Number of Shares
           of Common Stock                         of Common Stock                           of Common Stock
            Cast in Favor                            Cast Against                               Abstaining
            -------------                            ------------                               ----------
              4,811,088                                 87,405                                       0

                                                  Preferred Stock
                                                  ---------------

           Number of Shares                        Number of Shares                          Number of Shares
          of Preferred Stock                      of Preferred Stock                        of Preferred Stock
            Cast in Favor                            Cast Against                               Abstaining
            -------------                            ------------                               ----------
                48,734                                     0                                         0


(2) The stockholders elected the following four Directors of the Company to hold office until the next annual meeting of stockholders or until their successors have been elected as follows:

                                            Common and Preferred Stock
                                            --------------------------

                                                                                         Number of Shares
                                               Number of Shares                           of Common Stock
                                               Of Common Stock                          For Which Authority
                Director                        Cast in Favor                                Withheld
                --------                        -------------                                --------

           John W. Benton                         3,990,877                                  1,000,000
           William J. Bosso                       3,990,877                                  1,000,000
           James E. Farrell                       3,990,877                                  1,000,000
           Thomas P. Rowan                        3,990,877                                  1,000,000




(3) The stockholders voted as follows in approving the proposal to ratify the appointment of Weinberg, Pershes & Company, P.A. as the Company's independent auditors for fiscal 1996:

                                                   Common Stock
                                                   ------------

           Number of Shares                        Number of Shares                          Number of Shares
           of Common Stock                         of Common Stock                           of Common Stock
            Cast in Favor                           Cast Against                               Abstaining
            -------------                           ------------                               ----------

              4,918,193                                12,100                                       0


                                                  Preferred Stock
                                                  ---------------

            Number of Shares                        Number of Shares                          Number of Shares
           of Preferred Stock                      of Preferred Stock                        of Preferred Stock
             Cast in Favor                           Cast Against                                Abstaining

               48,734                                     0                                         0


(4) The stockholders voted as follows to amend the first article of the Company's Certificate of Incorporation to change the name from Affinity Teleproductions, Inc. to Affinity Entertainment, Inc.:

                                                   Common Stock
                                                   ------------

           Number of Shares                        Number of Shares                          Number of Shares
           of Common Stock                         of Common Stock                           of Common Stock
            Cast in Favor                            Cast Against                                Abstaining
            -------------                            ------------                                ----------

             4,908,898                                 14,695                                        0

                                                  Preferred Stock
                                                  ---------------

           Number of Shares                        Number of Shares                          Number of Shares
           of Preferred Stock                      of Preferred Stock                        of Preferred Stock
             Cast in Favor                           Cast Against                                Abstaining
             -------------                           ------------                                ----------

                48,734                                     0                                         0


(5)         The  stockholders  voted as follows  for  approval of the 1996 Stock
            Option Plan:

                                                   Common Stock

                                                   ------------

           Number of Shares                        Number of Shares                          Number of Shares
           of Common Stock                         of Common Stock                           of Common Stock
            Cast in Favor                           Cast Against                                Abstaining
            -------------                           ------------                                ----------

              2,002,166                               1,097,011                                  1,000,000



                                       15

                                                  Preferred Stock
                                                  ---------------

           Number of Shares                        Number of Shares                          Number of Shares
           of Preferred Stock                      of Preferred Stock                        of Preferred Stock
             Cast in Favor                           Cast Against                                Abstaining
             -------------                           ------------                                ----------

                48,734                                     0                                         0



           This proposal did not receive the required number of votes to be approved.



Item 6.  Exhibits and Reports on Form 8-K.

           (a)    Exhibits

                  None.

           (b)    Reports on Form 8-K

                  (1) The Company filed a report on Form 8-K on May 3, 1996 containing disclosure related to Item 2 of Form 8-K (Acquisition or Disposition of Assets):

                           a)  Impairment of Satellite Broadcast Air Time

                           b)  Common Stock Transactions

                           No financial statements were included in this report.

                  (2) The Company filed a report on Form 8-K on June 25, 1996 containing disclosure related to Item 2 of Form 8-K (Acquisition or Disposition of Assets):

                           a) Issuance of 4,000,000 shares of Common Stock to Baron Banker Limited.

                           No financial statements were included in this report.

                   AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARY

                                   SIGNATURES
                                   ----------



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AFFINITY ENTERTAINMENT, INC.




Date:   8/19/96                       /s/ William J. Bosso
        -------                       -------------------------------
                                      William J. Bosso, President



Date:   8/19/96                       /s/ Tayra An Cox
        -------                       ------------------------------------------
                                      Tayra An Cox, Principal Accounting Officer