Form 10KSB
period 1996-09-30
AFFINITY ENTERTAINMENT INC
filed 1997-01-14
CIK 730626

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB
(Mark One)
              [ X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

                                       OR

              [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-12193

                          AFFINITY ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              22-2473403
(State or other jurisdiction of                              (I.R.S. Employer)
incorporation or organization)                               Identification No.)

              15310 Amberly Drive, Suite 370, Tampa, Florida 33647
               (Address of principal executive offices) (Zip Code)

                                 (813) 975-8180
              (Registrant's telephone number, including area code)

                         AFFINITY TELEPRODUCTIONS, INC.
           15436 North Florida Avenue, Suite 103, Tampa, Florida 33613
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                                                      ---    --
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The issuer's revenues for its most recent fiscal year were $2.1 million.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 1996 was $48,424,644.50.

     Registrant has 8,284,217 shares of Common Stock outstanding as of December 31, 1996.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES

                            Form 10-KSB Annual Report

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I
     Item 1    DESCRIPTION OF BUSINESS....................................   3
     Item 2    DESCRIPTION OF PROPERTY....................................   7
     Item 3    LEGAL PROCEEDINGS..........................................   7
     Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........   8

PART II
     Item 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS...................................................   9
     Item 6    MANAGEMENT'S DISCUSSION AND ANALYSIS.......................  10
     Item 7    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
                DATA......................................................  15
     Item 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.......................  32

PART III
     Item 9    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........  32
     Item 10   EXECUTIVE COMPENSATION.....................................  33
     Item 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT................................................  34
     Item 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  35

PART IV
     Item 13   EXHIBITS AND REPORTS ON FORM 8-K...........................  36

                                     PART I

ITEM I. DESCRIPTION OF BUSINESS

         Affinity Entertainment, Inc. (the "Company") is a Delaware corporation which commenced its operations in the teleproduction and motion picture business under its current management in 1994. Affinity's initial broadcast media products were short feature television programs about destination resorts and collectibles which were aired primarily on pay-per-view and cable television. The Company, since its beginnings in 1994, has significantly broadened its business operations to include the production of feature films and television programs, the editing of movies and television products, distribution of broadcast media properties world wide and investment in broadcast media properties which management believes have commercial value.

Business Activities

         The Company is engaged in the production and distribution of feature films, television programming, documentaries, commercials and videos for the home and industrial markets in the United States and internationally. The Company performs post-production editing services for programming produced internally by the Company and externally by outside parties through its wholly-owned subsidiary, Broadcast Edit, Inc. The Company owns "Bounty Hunters" and distributes this television series to the U.S. television syndication marketplace through its Tradewinds Television, Inc. subsidiary. Additionally, the Company currently participates in the distribution of entertainment products to the foreign marketplace, as well as to domestic cable television and pay-per-view, through Century, a 76% owned subsidiary. The Company also participates in strategic partnerships in which the Company provides financing and its expertise to projects of other companies in return for a percentage of the revenues generated by the project.

         The Company plans to intensify its efforts on the feature film portion of its business. The Company has named William J. Macdonald as President of Affinity Entertainment Group, Inc., a wholly-owned subsidiary formed to manage the Company's feature film production business. Mr. Macdonald is currently producing several outside feature films: "The Saint", starring Val Kilmer and Elizabeth Shue at Paramount Pictures and "Lucky Strike", directed by Ridley Scott and "Air Reno" for Hollywood Pictures, an action-adventure about flying daredevils. He held the position of Vice President of Business Affairs for Siren Pictures before becoming President/Partner of The Robert Evans Company at Paramount, where he developed the films "Siesta" starring Ellen Barkin and Jodie Foster, "Buster" starring Phil Collins and "The Two Jakes" starring Jack Nicholson and Harvey Keitel. He is also credited as Co-Producer on "Sliver" and Executive Producer on

"Jade".

         The Company has completed production of its first motion picture entitled "Men Seeking Women," which was co-produced with MPH Entertainment, Inc.("MPH"). Delivery of the final cut and promotional trailer is expected January 20, 1997. The Company has paid for the picture in full and owns a 50% interest in gross revenues with the remaining 50% owned by MPH. Pursuant to its agreement with MPH, the Company is to recoup its investment in the film prior to the payment of any deferred compensation or the distribution of profits.

         The Company also owns the rights to several feature film screenplays including "Lucifer in Cameo" written by Philip J. Lasker, purchased from Kazmark Entertainment, Inc., and "Elvis and Leon" written by Dick Christie and Joe Lerer, purchased from Paramount Pictures. The Company may finance and produce these projects internally or elect to package them and sell its rights in these projects to other production companies or motion picture studios depending on the Company's financial condition and banking relationships.

         The Company is also co-producing "Looking Beyond," a television series about the paranormal, with First Television which is owned and operated by Mac and Bradley Anderson ("Sightings," "Encounters," "The PSI Factor," and "Alien Autopsy"). The show will be hosted by Linda Bonell. The Company is introducing the show through its subsidiary, Tradewinds Television, Inc., at the National Association of Television Program Executives (NAPTE) in January 1997. The show is expected to air in domestic syndication beginning in the fall of 1997.

         The Company is developing a made for television movie based in Monaco. Jorge Zamacona, (Millennium and Homicide) has agreed to act as Executive Producer. Funding for the development is being negotiated at the present time.

         On October 31, 1996, the Company purchased a 76% interest in Century Technologies, Inc. ("Century"), a publicly-held Colorado corporation that is in the business of distribution film and television products to worldwide markets. Under the terms of the Stock Acquisition Agreement between the parties, the Company purchased 37,500,000 Units of Century for $0.08 per unit. Each Unit consists of one (1) share of Century Common Stock at $.0001 par value ("Century Common Stock") and one (1) Common Stock purchase warrant to purchase one (1) share of Century Common Stock at $2.00 per share ( the "Warrants"). The Units are immediately separable into their component parts. In consideration for the transfer of the Units, the Company paid Three Million Dollars ($3,000,000) to Century consisting of (i) the conversion to equity of Four Hundred Thousand Dollars ($400,000) cash previously advanced by the Company to Century, (ii) Two Hundred Thousand Dollars ($200,000) cash, and (iii) a negotiable one-year promissory note payable by the Company to Century in the amount of Two Million Four Hundred Thousand Dollars ($2,400,000)(the "Promissory Note") which is secured by the Company's stock.

         The Promissory Note bears interest at a rate of eight percent (8%) per annum and is secured by two (2) shares of Series D Preferred Stock of the Company, par value $1.00 (the "Series D Preferred Stock"). Each share of Series D Preferred Stock shall be convertible into 750,000 shares of the Company's Common Stock convertible only in the event of default by the Company on the Promissory Note. The Series D Preferred Stock is not entitled to any voting or dividend rights of any kind. Notwithstanding the foregoing, the Company shall have the right to provide such substitute collateral as the Company and Century may mutually agree upon in writing. The Series D Preferred Stock will be held in escrow by Century's counsel (the "Escrow Agent") until such time as the Promissory Note is paid in full or substitute collateral is provided by the Company. The Company believes that the acquisition of Century will enable the Company to implement its business plan of becoming heavily vested in the U.S. and foreign distribution of both feature films and television programming.

         On September 13, 1996, the Company and Tradewinds Television, LLC, a California Limited Liability

Company ("Tradewinds"), entered into an Interim Financing and Security Agreement (the "Security Agreement") pursuant to which Tradewinds granted the Company, as security for the repayment by Tradewinds of certain loans to be made by the Company, a first priority lien on substantially all of Tradewinds' assets (the "Assets"). The Assets include accounts receivable, the name and mark "Tradewinds Television," the rights to the syndicated television series "Bounty Hunters" and distribution rights to certain other television products. As of November 19, 1996, the Company loaned Tradewinds an aggregate of approximately $823,000 (the "Loans") pursuant to the Security Agreement. Concurrently, with the execution of the Security Agreement, the Company and Tradewinds engaged in negotiations pursuant to which the Company would purchase substantially all of the Assets. The parties entered into an Asset Purchase Agreement, dated October 3, 1996, as amended, to provide for such acquisition. The sale of the assets was contingent upon the satisfactory resolution by Tradewinds of various bankruptcy issues concerning other companies affiliated with Royeric Pack, the owner of Tradewinds.

         On November 14, 1996, the Company filed a complaint in Los Angeles Superior Court asserting that Tradewinds had defaulted under the Loans and the Security Agreement, and seeking judicial foreclosure on the Assets, among other claims. On December 6, 1996, Tradewinds in lieu of foreclosure on the Assets by the Company, agreed to transfer and assign to the Company the Assets, subject to certain payables associated therewith, in consideration of Affinity forgiving the indebtedness evidenced by the Loans. Such indebtedness, including interest and related costs and expenses, was approximately $1,000,000. Also on December 6, 1996, the Company entered into an Executive Producer Agreement with Mr. Pack, providing executive producing services in connection with the "Bounty Hunter" series. Pursuant to such agreement, Mr. Pack received a $75,000 payment on December 6, 1996 for the first production season, and is entitled in the second production season to a fee of $3,000 per episode, payable upon airing of each such episode.

         On December 17, 1996, the Company agreed with the Trustee of Action Media Group, Inc., a company affiliated with Mr. Pack and which is the subject of a bankruptcy court proceeding ("AMG"), to pay $275,000 to the Trustee of AMG, and to secure in exchange a release of certain claims by the Trustee and AMG against Tradewinds and the Company with regard to indebtedness owed by Tradewinds to AMG and the assignment of Assets by Tradewinds to the Company in lieu of foreclosure, as described above. On December 18, 1996, the Court having jurisdiction over the AMG bankruptcy proceeding approved the $275,000 payment and release among AMG, Tradewinds and the Company.

         Upon receipt of the Assets by the Company, the Assets were deposited in the Company's wholly owned subsidiary, Tradewinds Television, Inc.

         In October 1996, the Company reached an agreement in principal with a European entity in which the entity has agreed to lend $48.4 million to the Company. The loan will bear interest at a rate of 9% per annum over a five year period. The Company will pledge as collateral for the loan one hundred (100) shares of Series C Convertible Preferred Stock, to be created upon closing, that can be converted by the lender into Common Stock of the Company under certain conditions of repayment of the loan, but in no instance at a price less than $10.00 per common share. Upon conversion of the Series C Preferred Stock to Common Stock, the holder of the Series C Preferred Stock shall also receive an additional number of shares equal to 10% of the number of shares as calculated above. In no event is greater than 40% of the outstanding principal of the loan to be converted to equity in any twelve (12) month period. Any common shares and/or preferred shares issued upon conversion of the loan to equity will not be sold, transferred or assigned in the absence of an effective registration statement under the Securities Act of 1933, as amended, or pursuant to Rule 144 promulgated thereunder. The loan is contingent upon the issuance of an insurance policy to the lender guaranteeing the value of the loan. The lender has informed the Company that the insurance company may require amendments to the terms of the transactions prior to the issuance of the loan, but that it expects the insurance guarantee to be issued in January 1997. However, there can be no assurance that the insurance guarantee will be issued at that time, or at all.

         Broadcast Edit is a video production and post-production company. It provides a full range of services including film editing and producing videos for such related industries located primarily in California. The facilities of Broadcast Edit include a full-service television production facility with two editing bays, studios and offices. Broadcast Edit also provides directing and editing services to producers of television programming including music videos, corporate productions, advertising and sports programs. Clients have included: Geffen Records, Island Records, Elecktra Records, ABC, NBC, ESPN and Disney.

         The Company owns 79% of a series entitled "EdenQuest". Each one-hour special transports the viewer to an exotic location with a marquee hostess and six international swimsuit models, as they explore paradise. The first episode starred Pamela Anderson of Baywatch fame. The show was shot on location in Bora Bora in French Polynesia. The second episode was filmed at Paradise Island, Bahamas and starred Anna Nicole Smith. The third episode was filmed in Maui, Hawaii and starred Sandra Taylor. The Company has also produced a fourth episode which is a compilation or "best of" episode. The Company derives "EdenQuest" revenues from domestic syndication, pay-per-view, foreign markets, home video and merchandising.

         In March 1995, the Company entered into an agreement to form a strategic alliance with Sid and Marty Krofft Productions, Inc. ("Krofft") for possible development of "Land of the Lost", one of their flagship series, into a theatrical film by Disney, a home video series and two children's series for major television networks. The Company has contributed $500,000 towards this limited partnership. Subsequent to signing this agreement, Disney signed an agreement to option the rights to create a theatrical release of "Land of the Lost", that is currently in the development stage. The Company does not expect any revenues from the Disney movie unless or until Disney exercises the option and proceeds to produce the film. The Company does not expect to derive any significant revenues in fiscal year 1997. It is the Company's position that the Company's $500,000 investment is collateralized by Krofft's children's home video library. The Company has established a reserve of $250,000 for this investment.

         On July 26, 1995, the Company entered into a letter of intent leading towards a merger of the Company with Krofft and on April 17, 1996, the Company terminated the letter of intent. The Company had advanced $600,000 to Krofft in contemplation of the merger. As of September 30, 1996, the Company has established a reserve for the entire $600,000.

         On December 9, 1996, the Company filed suit against Krofft to recover these advances. The suit, filed in the United States District Court Central District of California against Krofft Entertainment et al., alleged breach of contract, fraud and money due and owing with regard to the above mentioned transactions. The case is in its preliminary stage and no outcome can be predicted at this time.

         All of the Company's products and projects can be sold or licensed for exhibition on domestic and international cable and broadcast television networks. Company personnel, supplemented by commissioned agents, execute the sales and marketing activities in the domestic market, and representation in international markets is accomplished through the use of commissioned sales agents.

Competition

         Competition in the feature film, television production and the foreign and domestic distribution industries for air time, talent, viewership and product is intense. Competitors of the Company include established television and film production companies, television syndicators and international distributors many of which have significantly greater financial resources than the Company. Accordingly, the Company is considered to be one of the smaller entities in a highly competitive market. However, the profits of an enterprise involved in the feature film and television industry are greatly dependent upon the audience appeal of each creative product, relative to the cost of the product's purchase, development, production and distribution. Audience appeal depends upon factors which cannot be reliably ascertained in advance and over which the Company and its competitors have little or no control, such as unpredictable critical reviews and changing public tastes. The Company believes that the diversity of audience appeal provides the Company with an opportunity to improve its competitive position in the industry.

         Government approval is not required for the production of the Company's products nor the rendering of services. The Company is not dependent upon any one or a group of customers. Approximately fifteen persons are employed by the Company, and free lance persons are engaged as needed.

         CBNI Development Company, Inc. ("CBNI"), formerly Computerized Buying Network, Inc., was incorporated in the State of Delaware on February 4, 1983. On February 23, 1994, CBNI acquired 100% of all the issued and outstanding common stock of Affinity Teleproductions, Inc., a Florida corporation, in a transaction qualifying as a tax-free reorganization and changed its name to Affinity Teleproductions, Inc. now Affinity Entertainment, Inc. CBNI was engaged in a shopping service business until May 28, 1992, at which time it ceased operations with no business assets. On May 30, 1996, the Company changed its name to Affinity Entertainment, Inc.

         On August 31, 1994, the Company acquired Broadcast Edit, Inc. ("Broadcast Edit"), a California corporation organized on January 30, 1992, for 50,000 of its restricted common shares in a transaction accounted for as a pooling of interests. Broadcast Edit is in the video production and post-production business.

         On April 4, 1995, the Company formed a new wholly-owned subsidiary, Affinity Entertainment Group, Inc., to manage the Company's feature film production business.

         On October 31, 1996, the Company purchased a 76% interest in Century Technologies, Inc. ("Century"), a publicly-held Colorado corporation that is in the business of distributing film and television products to worldwide markets.

         On December 9, 1996, the Company formed a new wholly-owned subsidiary, Tradewinds Television, Inc., for the purposes of operating a domestic television syndication company. The Company transferred the assets of Tradewinds Television, LLC to this new subsidiary.

ITEM II.  DESCRIPTION OF PROPERTY

         The Company's corporate and administrative offices are located at 15310 Amberly Drive, Suite 370, Tampa, Florida 33647. The Company's subsidiary, Broadcast Edit, Inc., is located at 10482 Noel Street, Suite 101, Los Alimitos, California 90720. The Company's subsidiary, Affinity Entertainment Group, Inc., is located at 2828 Donald Douglas Loop North, 2nd floor, Santa Monica, California 90405. The Company's subsidiary, Tradewinds Television, Inc., is located at 5855 Topanga Canyon Boulevard, Suite 420, Woodland Hills, California 91367. All locations of the Company are leased.

         The  Company  is  currently   considering   consolidating  all  of  its
California operations in one facility. The Company anticipates no future problems in renewing or obtaining suitable leases for its principal properties.

ITEM III.  LEGAL PROCEEDINGS

Access America, Inc.

         On April 16, 1996, the Company exercised its express and absolute right to rescind the Agreement of Sale dated May 8, 1993 (the "Agreement") between Thoro-Cap, Inc., now Affinity Entertainment, Inc. (the "Company"), and Access America, Inc., by reversing the previously recorded prepaid broadcast air time for approximately $4.8 million and canceled the 100,000 shares of Convertible Preferred Stock issued in connection with this Agreement.

         Access America filed suit in Delaware Chancery Court on October 2, 1996 requesting the issuance of 100,000 shares of preferred stock and conversion of these preferred shares into $5,000,000 worth of common stock of the Company up to a maximum of 9% of the outstanding common stock of the Company. On January 7, 1997, the Court granted the Company's motion to dismiss the complaint of Access America on procedural grounds. On January 8, 1997, Access America filed a notice of appeal to the Delaware Supreme Court. Although the Company believes that it will ultimately prevail in this matter, there can be no assurance that this will be the case or that a material adverse effect will not result.

Lehman Brothers International

         Pursuant  to  the  Offshore  Securities  Subscription  Agreement  dated
January 24, 1996 (the "Agreement"), on February 23, 1996, the Company sold one million (1,000,000) shares of Common Stock of the Company at $5.00 per share (the "Shares") to Philmont A.V.V. ("Philmont"). By agreement of the parties, the Shares are subject to a "stop transfer" order and may not be transferred for a period of twelve months from the closing of the transaction without the express written consent of the Company.

         As a condition of the first transaction, pursuant to the Offshore Securities Deferred Subscription Agreement dated January 24, 1996 (the "Deferred Agreement"), on February 23, 1996, the Company sold an additional one million (1,000,000) shares of the Common Stock of the Company at $5.00 per share to Philmont (the "Deferred Shares"). The Deferred Shares were paid for with a promissory note for $5 million at an interest rate of 10% per annum. Unless the Promissory Note described above is paid in full, no rights to cash or property distributions, dividends, interest paid by coupon or otherwise, distribution of certificates, warrants, rights, stocks or cash representing subdivision,
combination,   reclassification,   merger,  buy-out,  acquisition,
redemption, exchange, or any such other corporate or government action pertaining to or involving the ownership rights of the Deferred Shares. The Promissory Note may not be prepaid, in whole or in part, in advance. Upon the expiration of the term of the Promissory Note, the Company shall in its sole discretion, have the option to acquire the shares subscribed herein by Philmont in exchange for the full cancellation of the Promissory Note. By agreement of the parties, the Deferred Shares are subject to a "stop transfer" order and may not be transferred for a period of twelve months from the closing of the transaction without the express written consent of the Company.

         Since June 5, 1996, Philmont is in default of its interest payments to the Company. Despite numerous written demands, Philmont failed to cure the default. Therefore, on June 21, 1996, the Company exercised its express right under the Deferred Agreement and demanded return of the Deferred Shares for retirement to treasury within 72 hours of receipt of the demand. Philmont has failed to return the shares to the Company.

         Lehman Brothers International ("Lehman") has obtained possession of the Shares and Deferred Shares. On November 27, 1996, Lehman filed a complaint in Delaware Chancery Court seeking to compel the Company to register the 2,000,000 shares (including the Deferred Shares) in the name of Lehman free of restriction. The Company believes that Lehman, if entitled to the Philmont Shares, must take such shares subject to all restrictions agreed to by Philmont. The Company plans to vigorously contest the complaint. However, if successful, the lawsuit could have a material adverse effect on the Company. The case is in a preliminary stage and no outcome can be predicted at this time.

Sid and Marty Krofft Productions, Inc.

         In March 1995, the Company entered into an agreement to form a strategic alliance with Sid and Marty Krofft Productions, Inc. ("Krofft") for possible development of "Land of the Lost", one of their flagship series, into a theatrical film by Disney, a home video series and two children's series for major television networks. The Company has contributed $500,000 towards this limited partnership. Subsequent to signing this agreement, Disney signed an agreement to option the rights to create a theatrical release of "Land of the Lost", that is currently in the development stage. The Company does not expect any revenues from the Disney movie unless or until Disney exercises the option and proceeds to produce the film. The Company does not expect to derive any significant revenues in fiscal year 1997. It is the Company's position that the Company's $500,000 investment is collateralized by Krofft's children's home video library. The Company has established a reserve of uncollectiblity of $250,000 for this investment.

         On July 26, 1995, the Company entered into a letter of intent leading towards a merger of the Company with Krofft and on April 17, 1996, the Company terminated the letter of intent. The Company had advanced $600,000 to Krofft in contemplation of the merger. As of September 30, 1996, the Company has established a reserve for uncollectiblity of the entire $600,000.

         On December 9, 1996, the Company filed suit against Krofft to recover these advances. The suit, filed in the United States District Court Central District of California against Krofft Entertainment et al., alleged breach of contract, fraud and money due and owing with regard to the above mentioned transactions. The case is in its preliminary stage and no outcome can be predicted at this time.

Other Proceedings
-----------------

         In December 1996, the Company received a subpoena duces tecum for records from the Philidelphia District Office of the Securities and Exchange Commission in connection with a formal investigation being conducted by that office. The investigation appears to involve the activities of four brokerage firms which have been involved in the offer and sale of the securities of several companies, including those of the Company. The Company is cooperating with the Commission's staff conducting the investigation.

         On February 21, 1996, Century Technologies, Inc. was informed that an informal inquiry of Century and certain of its transactions had been initiated by the Southeast Regional Office of the Securities and Exchange Commission. Century has cooperated with the investigation. On September 13, 1996, the staff of the Commission notified Century that it intended to recommend that the Commission institute a cease and desist order against Century based on allegations that Century had violated various provisions of the securities laws. The Company believes that any securities law violations pertaining to Century occurred under former management prior to the Company's acquisition of Century. The Commission's staff indicated in a letter to Century that "no action will be recommended against any of Century's present officers, directors or employees."

ITEM IV.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM V.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap Market (Symbol: AFTY). The Company's Common Stock has been traded since November 30, 1994.

Fiscal Year                                                  High         Low
-----------                                                --------     -------

1995
----
  First Quarter........................................    $ 5.75       $ 2.875
  Second Quarter.......................................      5.1875       3.00
  Third Quarter........................................      6.00         3.625
  Fourth Quarter.......................................      7.25         3.875

1996
----
  First Quarter........................................      6.50         4.50
  Second Quarter.......................................      7.625        5.25
  Third Quarter........................................     10.00         4.875
  Fourth Quarter.......................................      9.875        6.00

         The bid prices reported for these periods reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

         The closing bid price per share as of December 31, 1996 was $1.625 and there were approximately 328 stockholders of record as of that date.

         The Company has paid no cash dividends on its common stock to date. However, on November 1, 1996, the company announced its intention to issue a dividend to each Affinity shareholder of record at a date to be determined, of one Century unit for each common share of Affinity, These units will be distributed once a registration statement is effective. Payment of cash dividends is within the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company anticipates retaining future earnings, if any, in order to finance the development of its business activities.

ITEM VI.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Company produces feature films, television programs, commercials, documentaries and videos for all media worldwide.

A.  RESULTS OF OPERATIONS

         The following table summarizes the changes in selected items, including absolute dollar changes, percentage changes and percent of net revenue for the fiscal year ended September 30, 1996 compared to the fiscal year ended September 30, 1995:

                                                                                         % of Net
                                                                      Line Item          Revenue
                                                      $ Change         % Change      ---------------
                                 1996      1995     Fav./(Unfav.)    Fav./(Unfav.)   1996        1995
                                 ----      ----     -------------    -------------   ----        ----
                                                       (In Thousands, except %)
Net Revenue ................   $ 2,078    $ 1,231          847            69 %        100%        100%
  Cost of revenue ..........     1,046        325         (721)         (222)          51          26
  General and administrative     3,533      1,399       (2,134)         (153)         170         114
  Depreciation and
    amortization ...........     1,904        307       (1,597)         (520)          91          25
                               -------    -------      -------                      -----        ----
Operating loss .............    (4,405)      (800)      (3,605)         (450)        (212)        (65)
Other income, net ..........       237        (86)         323           376           11          (7)
                               -------    -------      -------                      -----        ----
Net loss ...................   $(4,168)   $  (886)     $(3,282)         (370)        (201)        (72)
                               =======    =======      =======                      =====        ====

Net Revenue

         For the fiscal year ended September 30, 1996, the increase in revenues is primarily due to the Company's television project, "EdenQuest", and all of its ancillary sources of income, and its "The Contemporary Collectibles Show" series. The Company has produced three original episodes, and a compilation ("best of") of its popular "EdenQuest" television series. The third and fourth episodes have not yet been telecast on free television or basic cable, as the Company plans to syndicate these episodes through its subsidiary, Tradewinds Television, Inc., for airing in the summer of 1997. The Company currently derives income for this project from five different sources: 1) domestic syndication, 2) foreign sales, 3) pay-per-view, 4) merchandising, and 5) home video. The Company produced and aired 14 episodes of "The Contemporary
Collectibles Show", starring Morgan Brittany. The Company does not plan to produce any additional episodes.

Cost of Revenue

         For the fiscal year ended September 30, 1996, the significant increase in cost of revenue can be attributed to several factors. Television distributors commissions are paid by the Company based on total cumulative sales of "EdenQuest". As sales in "EdenQuest" increase, so do commission percentages. In addition, the Company canceled the launch of the second season of "The Contemporary Collectibles Show", due to a variety of factors, including the uncertainty regarding the availability of its satellite air time. As a result, the Company took a one time charge of approximately $125,000 to operations for expenses incurred in connection with the Lifetime Channel.

General and Administrative

         For the fiscal year ended September 30, 1996, the increase in general and administrative expenses is primarily due to exceptionally high professional expenses as the Company seeks to position itself to make acquisitions and expand its operations into feature films and distribution and the uncollectiblity of the

Company's advances and investment in Krofft (see Item III. Legal Proceedings). Additionally, the Company prepaid all of its equipment leases at Broadcast Edit, Inc., its wholly-owned subsidiary, with pre-payment penalties present on many of the leases. Further, the Company hired additional staff to better implement it business plan and increased salaries of some key personnel to levels commensurate to their job descriptions.

         On April 17, 1996, the Company terminated its merger talk with Sid & Marty Krofft Productions, Inc. After completing its due diligence, management decided that it was not in the best interests of the Company's shareholders to move forward with the merger. Management did offer the Krofft's an alternative proposal that would have better protected the Company's shareholders. The Krofft's declined this revised offer. Consequently, the company took a one time charge of approximately $175,000 to operations for expenses related to the proposed merger.

Depreciation and amortization

         For the fiscal year ended September 30, 1996, the significant increase in depreciation and amortization expense is primarily due to the Company fully amortizing "The Contemporary Collectible Show" and "Post Time" series for approximately $486,624 and $462,988, respectively, due to the uncertainty of whether these shows will generate revenue in the future.

         In addition, the Company accelerated the amortization of Adventure Quest and Edenquest for approximately $175,000 and $101,817, respectively.

Other Income, net

         For the fiscal year ended September 30, 1996, the increase in other income (expense) is primarily due to the recognition of interest income.

B. LIQUIDITY AND CAPITAL RESOURCES

         The Company expects to meet its cash requirements for Fiscal year 1997 with funds generated from operations, the exercise of employee stock options, sales of restricted common stock via private placements and loans. The Company believes that those sources will be adequate to meet the Company's expected needs for fiscal year 1997, although there can be no assurance that this will be the case.

         The Company has not formalized its plan for paying the $2,400,000 Promissory Note payable to Century Technologies, Inc. on October 31, 1997. The Company expects that this Promissory Note will be repaid with some combination of the assets and receivables of Tradewinds Television, Inc., the proceeds from a loan from a European entity and private placements of the Company's securities.

         For the fiscal year ended September 30, 1996, the predominate sources of operating funds were editing services, sale of television products and private placements of the Company's common stock.

         Other than discussed above, the Company is not aware of any known trends or uncertainties that have or are reasonably likely to have a material effect on the Company's liquidity or capital resources. Any other projects not contemplated herein will be funded by joint ventures or other outside capital.

C.    OTHER PROJECTS

         The Company is co-producing with Forever Blue Entertainment, Inc. "Bounty Hunters", a one hour reality show seen weekly dealing with actual crimes and drama. "Bounty Hunters" tells the true stories of bail bondsmen crossing state lines to apprehend bail jumpers whose offenses range from simple misdemeanors to armed assault, drug dealing and murder. The show is currently distributed by Tradewinds Television, Inc. and can be seen in 74% of the country.

         The Company plans to intensify its efforts on the feature film portion of its business. The Company has named William J. Macdonald as President of Affinity Entertainment Group, Inc., a wholly-owned subsidiary formed to manage the Company's feature film production business. Mr. Macdonald is currently producing several outside feature films: "The Saint", starring Val Kilmer and Elizabeth Shue at Paramount Pictures and "Lucky Strike", directed by Ridley Scott and "Air Reno" for Hollywood Pictures, an action-adventure about flying daredevils. He held the position of Vice President of Business Affairs for Siren Pictures before becoming President/Partner of The Robert Evans Company at Paramount, where he developed the films "Siesta" starring Ellen Barkin and Jodie Foster, "Buster" starring Phil Collins and "The Two Jakes" starring Jack Nicholson and Harvey Keitel. He is also credited as Co-Producer on "Sliver" and Executive Producer on "Jade".

         The Company has completed production of its first motion picture entitled "Men Seeking Women," which was co-produced with MPH Entertainment, Inc.("MPH"). Delivery of the final cut and promotional trailer is expected January 20, 1997. The Company has paid for the picture in full and owns a 50% interest in gross revenues with the remaining 50% owned by MPH. Pursuant to its agreement with MPH, the Company is to recoup its investment in the film prior to the payment of any deferred compensation or the distribution of profits.

         The Company also owns the rights to several feature film screenplays including "Lucifer in Cameo" written by Philip J. Lasker, purchased from Kazmark Entertainment, Inc. and "Elvis and Leon" written by Dick Christie and Joe Lerer, purchased from Paramount Pictures. The Company may finance and produce these projects internally or elect to package them and sell its rights in these projects to other production companies or motion picture studios depending on the Company's financial condition and banking relationships.

         The Company is also co-producing "Looking Beyond," with First Television which is owned and operated by Mac and Bradley Anderson ("Sightings," "Encounters," "The PSI Factor," and "Alien Autopsy") a television series about the paranormal. The show will be hosted by Linda Bonell. The Company is introducing the show through its subsidiary, Tradewinds Television, Inc., at the National Association of Television Program Executives (NAPTE) in January 1997. The show is expected to air in domestic syndication beginning in the fall of 1997.

         The Company is developing a made for television movie based in Monaco. Jorge Zamacona, (Millennium and Homicide) has agreed to act as Executive Producer. Funding for the development is being negotiated at the present time.

         William Macdonald served as a producer on the recently completed Turner Broadcasting television mini-series "Teddy Roosevelt and the Rough-Riders" which is expected to air in July 1997. The Company expects to receive a production credit when the mini-series airs.

D. OTHER SIGNIFICANT MATTERS

Authorization of Preferred Stock

         On October 31, 1996, the Company authorized the creation of two shares of Series D Preferred Stock with a par value of $1 in connection with the acquisition of Century Technologies, Inc.

Acquisition of Century Technologies, Inc.

         On October 31, 1996, the Company purchased a 76% interest in Century Technologies, Inc. ("Century"), a publicly-held Colorado corporation that is in the business of distribution film and television products to worldwide markets. Under the terms of the Stock Acquisition Agreement between the parties, the Company purchased 37,500,000 Units of Century for $0.08 per unit. Each Unit consists of one (1) share of Century Common Stock at $.0001 par value ("Century Common Stock") and one (1) Common Stock purchase warrant to purchase one (1) share of Century Common Stock at $2.00 per share ( the "Warrants"). The Units are immediately separable into their component parts. In consideration for the transfer of the Units, the Company paid Three Million Dollars ($3,000,000) to Century consisting of (i) the conversion to equity of Four Hundred Thousand Dollars ($400,000) cash previously advanced by the Company to Century, (ii) Two Hundred Thousand Dollars ($200,000) cash, and (iii) a negotiable one-year promissory note payable by the Company to Century in the amount of Two Million Four Hundred Thousand Dollars ($2,400,000)(the "Promissory Note") which is secured by the Company's Series D Preferred Stock.

         The Promissory Note bears interest at a rate of eight percent (8%) per annum and is secured by two (2) shares of Series D Preferred Stock of the Company, par value $1.00 (the "Series D Preferred Stock"). Each share of Series D Preferred Stock shall be convertible into 750,000 shares of the Company's Common Stock only in the event of default by the Company on the Promissory Note. The Series D Preferred Stock is not entitled to any voting or dividend rights of any kind. Notwithstanding the foregoing, the Company shall have the right to provide such substitute collateral as the Company and Century may mutually agree upon in writing. The Series D Preferred Stock will be held in escrow by Century's counsel (the "Escrow Agent") until such time as the Promissory Note is paid in full or substitute collateral is provided by the Company. The Company believes that the acquisition of Century will enable the Company to implement its business plan of becoming heavily vested in the U.S. and foreign distribution of both feature films and television programming.

Acquisition of the Assets of Tradewinds Television, LLC

         On September 13, 1996, the Company and Tradewinds Television, LLC, a California Limited Liability Company ("Tradewinds"), entered into an Interim Financing and Security Agreement (the "Security Agreement") pursuant to which Tradewinds granted the Company, as security for the repayment by Tradewinds of certain loans to be made by the Company, a first priority lien on substantially all of Tradewinds' assets (the "Assets"). The Assets include accounts receivable, the name and mark "Tradewinds Television," the rights to the syndicated television series "Bounty Hunters" and distribution rights to certain other television products. As of November 19, 1996, the Company loaned Tradewinds an aggregate of approximately $823,000 (the "Loans") pursuant to the Security Agreement. Concurrently, with the execution of the Security Agreement, the Company and Tradewinds engaged in negotiations pursuant to which the Company would purchase substantially all of the Assets. The parties entered into an Asset Purchase Agreement, dated October 3, 1996, as amended, to provide for such acquisition.

         On November 14, 1996, the Company filed a complaint in Los Angeles Superior Court asserting that Tradewinds had defaulted under the Loans and the Security Agreement, and seeking judicial foreclosure on the Assets, among other claims. On December 6, 1996, Tradewinds in lieu of foreclosure on the Assets by the Company, agreed to transfer and assign to the Company the Assets, subject to certain payables associated therewith, in consideration of Affinity forgiving the indebtedness evidenced by the Loans. Such indebtedness, including interest and related costs and expenses, was approximately $1,000,000. Also on December 6, 1996, the Company entered into an Executive Producer Agreement with Mr. Pack, providing executive producing services in connection with the "Bounty Hunter" series. Pursuant to such agreement, Mr. Pack received a $75,000 payment on December 6, 1996 for the first production season, and is entitled in the second production season to a fee of $3,000 per episode, payable upon airing of each such episode.

         On December 17, 1996, the Company agreed with the Trustee of Action Media Group, Inc., a company affiliated with Mr. Pack and which is the subject of a bankruptcy court proceeding ("AMG"), to pay $275,000 to the Trustee of AMG, and to secure in exchange a release of certain claims by the Trustee and AMG against Tradewinds and the Company with regard to indebtedness owed by Tradewinds to AMG and the assignment of Assets by Tradewinds to the Company in lieu of foreclosure, as described above. On December 18, 1996, the Court having jurisdiction over the AMG bankruptcy proceeding approved the $275,000 payment and release among AMG, Tradewinds and the Company

         Upon receipt of the Assets by the Company, the Assets were deposited in the Company's wholly owned subsidiary, Tradewinds Television, Inc.

Loan Agreement

         In October 1996, the Company reached an agreement in principal with a European entity in which the entity has agreed to lend $48.4 million to the Company. The loan will bear interest at a rate of 9% per annum over a five year period. The Company will pledge as collateral for the loan one hundred (100) shares of Series C Convertible Preferred Stock, to be created upon closing, that can be converted by the lender into Common Stock of the Company under certain conditions of repayment of the loan, but in no instance at a price less than $10.00 per share. Upon conversion of the Series C Preferred Stock to Common Stock, the holder of the Series C Preferred Stock shall also receive an additional number of shares equal to 10% of the number of shares as calculated above. In no event is greater than 40% of the outstanding principal of the loan to be converted to equity in any twelve (12) month period. Any common shares and/or preferred shares issued upon conversion of the loan to equity will not be sold, transferred or assigned in the absence of an effective registration statement under the Securities Act of 1933, as amended, or pursuant to Rule 144 promulgated thereunder. The loan is contingent upon the issuance of an insurance policy to the lender guaranteeing the value of the loan. The lender has informed the Company that the insurance company may require amendments to the terms of the transactions prior to the issuance of the loan, but that it expects the insurance guarantee to be issued in January 1997. However, there can be no assurance that the insurance guarantee will be issued at that time, or at all.

ITEM VII.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report.............................................    16
Consolidated Balance Sheets .............................................    17
Consolidated Statements of Operations....................................    19
Consolidated Statements of Stockholders' Equity..........................    20
Consolidated Statements of Cash Flows....................................    21
Notes to Consolidated Financial Statements...............................    22

INDEPENDENT AUDITORS' REPORT

Board of Directors
Affinity Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Affinity Entertainment, Inc. and Subsidiaries (the "Company") as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Affinity
Entertainment, Inc. and Subsidiaries as of September 30, 1996, and the consolidated results of operations and its consolidated cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

Weinberg, Pershes & Company, P.A.



Boca Raton, Florida
January 7, 1997

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1996
                                 (In thousands)

                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents...........................................     $ 1,366
Accounts receivable, net............................................         133
Programing costs....................................................         990
Other current assets, net...........................................         188
                                                                         -------
  Total current assets..............................................       2,677

PROPERTY AND EQUIPMENT, at cost
Edit equipment    ..................................................       1,237
Other equipment   ..................................................         314
                                                                         -------
                                                                           1,551
  Less accumulated depreciation.....................................       1,072
                                                                         -------
                                                                             479
  Construction in progress..........................................          64
                                                                         -------
    Total property and equipment....................................         543

OTHER ASSETS
Loans receivable, net...............................................         539
Due from officers and employees.....................................          68
Investment in joint venture, net....................................         250
Other assets........................................................         315
                                                                         -------
  Total other assets................................................       1,172
                                                                         -------
    Total assets....................................................     $ 4,392
                                                                         =======

The accompanying notes are an integral part of these consolidated financial statements.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1996
                                 (In thousands)

                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Notes payable.......................................................    $    12
Accrued liabilities.................................................        139
                                                                        -------
  Total current liabilities.........................................        151

STOCKHOLDERS' EQUITY
Convertible preferred stock, $1 par value, $10 stated
  value, 500,000 shares authorized, 48,734 shares
  issued and outstanding............................................        487
Convertible preferred stock, $.0001 par value, $50 stated
  value, 100,000 shares authorized,
  -0- issued and outstanding........................................         --
Common stock, $.10 par value, 25,000,000 shares
  authorized, 8,284,217 shares issued and
  outstanding.......................................................        829
Additional Paid-in Capital..........................................     14,686
Additional Paid-in Capital - stock options..........................        394
Deficit.............................................................     (5,894)
                                                                        -------
                                                                         10,502
Less:
Stock subscriptions receivable......................................      5,829
Unearned compensation...............................................        432
                                                                        -------
  Total stockholders' equity........................................      4,241
                                                                        -------
    Total liabilities and stockholders' equity......................    $ 4,392
                                                                        =======

The accompanying notes are an integral part of these consolidated financial statements.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (In thousands)


                                                              1996        1995
                                                             ------      ------
REVENUE..................................................    $2,078      $1,231

COSTS AND EXPENSES
Cost of revenue, exclusive of amortization...............     1,046         325
General and administrative...............................     3,533       1,399
Depreciation and amortization............................     1,904         307
                                                             ------      ------
  Total costs and expenses...............................     6,483       2,031

  Operating loss.........................................    (4,405)       (800)

OTHER INCOME, net........................................       237         (86)
                                                             ------      ------

Net Loss..................................................   $(4,168)   $  (886)
                                                            =======     =======



Loss per common share....................................   $  (.56)    $  (.19)
                                                            ========    =======

Weighted average shares outstanding......................     7,420       4,613
                                                            =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                 Convertible Convertible                      Additional
                                  Preferred  Preferred   Common                Paid-In
                                    Stock      Stock     Stock   Additional    Capital                Stock
                                 $50 Stated $10 Stated  $.10 Par  Paid-In       Stock              Subscription   Unearned
                                     Value      Value     Value   Capital      Options    Deficit   Receivable Compensation   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance on October 1,
  1994 .........................   $ 5,000    $   487   $   402   $   580        $  --     $  (840)   $(2,781)   $  --      $ 2,848
Issuance of common stock:
  Stock options exercised ......      --         --          40       277           --        --         --         --          317
  Private placement ............      --         --         158     3,780           --        --         --         --        3,938
Net loss for the fiscal year
  ended September 30, 1995 .....      --         --        --        --             --        (886)      --         --         (886)
                                   -------    -------   -------   -------        -------   -------    -------    -------    -------
Balance on September 30,
  1995 .........................     5,000        487       600     4,637           --      (1,726)    (2,781)      --        6,217
Cancellation of preferred
  stock ........................    (5,000)      --        --        --             --        --         --         --       (5,000)
Stock options issued ...........      --         --        --        --              540      --         --         --          540
Issuance of common stock:
  Stock options exercised ......      --         --          29       582           (146)     --         --         --          465
  Private placement ............      --          200     9,467      --             --      (5,000)      --         --        4,667
Unearned compensation
  related to grant of stock
  options to executives ........      --         --        --        --             --        --         --         (540)      (540)
Amortization of unearned
  compensation .................      --         --        --        --             --        --         --          108        108
Cash received on
  subscriptions receivable .....      --         --        --        --             --        --        1,952       --        1,952
Net loss for the fiscal year
  ended September 30, 1996 .....      --         --        --        --             --      (4,168)      --         --       (4,168)
                                   -------    -------   -------   -------        -------   -------    -------    -------    -------
Balance on September 30,
  1996 .........................   $  --      $   487   $   829   $14,686        $   394   $(5,894)   $(5,829)   $  (432)   $ 4,241
                                   =======    =======   =======   =======        =======   =======    =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (In thousands)

                                                              1996        1995
                                                            --------    -------

Cash Flows - Operating Activities:
Net loss .................................................   $(4,168)   $  (886)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization ..........................     1,904        307
  Provision for losses on accounts receivable ............       316        --
  Provision for losses on inventory ......................        40        --
  Provision for losses on notes receivable ...............       600        --
  Provision for losses on joint venture ..................       250        --
  Other assets ...........................................      (238)       --
  Amortization of unearned compensation related to grant
    of stock options to executives .......................       108        --
  Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable ...........        99       (457)
    (Increase) decrease in programming costs..............    (1,085)      (954)
    (Increase) decrease in prepaid television time .......        79        112
    (Increase) decrease in current assets ................      (228)       (56)
    Increase (decrease) in accrued liabilities ...........    (1,306)       535
    Increase (decrease) in deferred revenue ..............      (206)        69
                                                             -------    -------
      Net cash used in operating activities ..............    (3,835)    (1,330)

Cash Flows - Investing Activities:
Capital expenditures .....................................      (208)       (83)
Investments in loans receivable ..........................    (1,139)      (487)
Investments in notes receivable ..........................        25        --
                                                             -------    -------
      Net cash used in investing activities ..............    (1,322)      (570)

Cash Flows - Financing Activities:
Proceeds from sale of common stock .......................     7,084      1,365
Proceeds from notes payable ..............................       145      1,010
Principal payments on notes payable ......................      (853)      (331)
                                                             -------    -------
      Net cash provided by financing activities ..........     6,376      2,044
                                                             -------    -------

Increase in cash and cash equivalents ....................     1,219        144
Cash and cash equivalents at beginning of period .........       147          3
                                                             -------    -------
Cash and cash equivalents at end of period ...............   $ 1,366    $   147
                                                             =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - HISTORY AND ORGANIZATION

         Affinity Entertainment, Inc. (the "Company"), formerly Affinity Teleproductions, Inc., a Delaware corporation, is engaged in producing and selling feature films, television programs, commercials, infomercials and videos for the home and industrial markets in the United States and internationally. The Company entered this business following a February 1993 merger with CBNI Development, Inc. ("CBNI"). CBNI had been engaged in a shopping service business.

         On August 31, 1994, the Company acquired Broadcast Edit, Inc. ("Broadcast Edit"), a California corporation for 50,000 shares of common stock in a transaction accounted for a pooling of interests. Broadcast Edit is a video production and post-production company. It provides a full range of communication services to corporations and advertising agencies, and it also produces, directs and edits television programs and videos for the entertainment industry.

         The Company is engaged in the production of feature films, television programs, commercials, documentaries and videos for all media worldwide. In addition, the Company, through its wholly-owned subsidiary, Broadcast Edit, Inc., produces and performs post-production editing services for programming produced internally by the Company and externally by outside parties.

         The  Company  has  formed  a  new  wholly-owned  subsidiary,   Affinity
Entertainment Group, Inc., April 4, 1995, to intensify its efforts on the feature film portion of its business.

         On October 31, 1996, the Company purchased a 76% interest in Century Technologies, Inc., a publicly-held Colorado corporation that is in the business of distributing film and television products to worldwide markets.

         On December 9, 1996, the Company formed a new wholly-owned subsidiary, Tradewinds Television, Inc., for the purposes of operating a domestic television syndication company.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated  financial  statements  consist of the accounts of the
Company  including  the  subsidiaries,   all  of  which  are  wholly-owned.  All
intercompany transactions, profits and accounts have been eliminated.

         The Company's significant accounting policies are as follows:

1.  Revenue Recognition

         The Company adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films" ("Statement 53"). Statement 53 states that the motion picture industry consists of two principal activities: production, involving the development, financing and production of motion pictures; and distribution, involving the promotion and exploitation of completed motion pictures in a variety of domestic and international media.

         In accordance with Statement 53, the Company recognizes revenues for films licensed to the theatrical box office market upon exhibition of the film; for home video sales and merchandising when the product is shipped; for films and programs licensed to television and other markets when the license period begins and the

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

film or program is available for telecast or exploitation.

         Film editing and production services to third parties revenues are recognized when services are rendered.

2.  Programing Costs

         Program cost inventories are stated at the lower of cost, amortized cost or net realizable value. Costs include acquisition costs, production, production overhead and distribution costs. Individual programs are capitalized then amortized over the estimated life of revenue generation. These estimates are reviewed periodically.

         Amortization expense was approximately $1,739,819 and $155,986 for the fiscal years ended September 30, 1996 and 1995, respectively.

3.  Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments with original maturities of less than three months.

4.  Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to allocate to operations over their estimated service lives on a straight-line or allowable accelerated basis. Maintenance and repairs that do not extend the life of the asset are charged to expense as incurred; major renewals and betterments are capitalized. When property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

Property and equipment consist of the following at September 30, 1996 (in thousands):

         Edit................................................     $1,237
         Production..........................................         26
         Furniture and fixtures..............................         54
         Vehicles............................................         38
         Office and other....................................        134
         Leasehold improvements..............................         62
                                                                  ------
                                                                   1,551

           Less: Accumulated Depreciation....................      1,072
                                                                  ------
                                                                     479
           Construction in progress..........................         64
                                                                  ------
             Total property and equipment....................     $  543
                                                                  ======

         Depreciation expense was approximately $163,925 and $151,139 for the fiscal years ended September 30, 1996 and 1995, respectively.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

5.  Income Taxes

         In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion No. 11 (APB Opinion No. 11") to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         During fiscal year 1995, the Company adopted Statement 109. As of September 30, 1996 and 1995, the Company had no material current tax liability, deferred tax assets or liabilities except for the following:

         The Company had available, for income tax purposes, net operating carryforwards expiring as follows:

               September 30, 2007                 $   24,500
               September 30, 2208                 $   27,000
               September 30, 2009                 $  558,000
               September 30, 2010                 $1,100,000
               September 30, 2011                 $4,100,000

         Deferred income tax provisions, resulting from differences between accounting for financial statement purposes and accounting for tax purposes were as follows:

                                                           1996         1995
                                                           ----         ----
               Tax benefit from net operating losses   $ 1,981,000   $ 581,000
               Valuation allowance                      (1,981,000)   (581,000)
                                                       -----------   ---------
               Tax effects of timing differences                --          --
                                                       ===========   =========

6.  Loss Per Common Share

         The loss per share of common stock is calculated by dividing net loss by the weighted average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon conversion of the Company's convertible preferred stock and exercise of the Company's outstanding warrants and stock options. For the fiscal years ended September 30, 1996 and 1995, common stock equivalents were anti-dilutive and were not included in the calculation of weighted average common shares outstanding.

7.  Reclassifications

         Reclassifications to the September 30, 1995 consolidated  statements of
operations   and  cash  flows  were  made  to  conform  to  September  30,  1996 presentation.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

8.  Significant Concentration of Credit Risk

         The Company has concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totaled -0- and $144,000 for fiscal years ended September 30, 1996 and 1995, respectively, for the excess of the deposit liabilities reported by the bank over the amounts that would have been covered by federal insurance.

NOTE C - ACCOUNTS RECEIVABLE, NET

         Accounts receivable is net of an allowance for doubtful accounts of approximately $329,236 and $20,875 for the fiscal years ended September 30, 1996 and 1995, respectively.

NOTE D - LOANS RECEIVABLE

The Company has loans receivable as of September 30, 1996 as follows (in thousands):

         Loan receivable-Krofft Productions, Inc.,
           due on demand.............................................   $  600

         Loan receivable-Tradewinds Television, Inc., collateralized
           due on demand.............................................      539

         Officers/Employees, non-interest bearing, due
           on demand.................................................       68
                                                                        ------
                                                                         1,207
         Less:  Allowance for doubtful accounts                            600
                                                                        ------
                                                                        $  607
                                                                        ======

Sid & Marty Krofft Productions, Inc.

         On July 26, 1995, the Company entered into a letter of intent leading towards a merger of the Company with Krofft and on April 17, 1996, the Company terminated the letter of intent. The Company had advanced $600,000 to Krofft in contemplation of the merger. As of September 30, 1996, the Company has established a reserve for the entire $600,000 (See Note G - Commitments and Contingencies).

 Tradewinds Television, Inc.

                  On September 13, 1996, the Company and Tradewinds Television, LLC, a California Limited Liability Company ("Tradewinds"), entered into an Interim Financing and Security Agreement (the "Security Agreement") pursuant to which Tradewinds granted the Company, as security for the repayment by Tradewinds of certain loans to be made by the Company, a first priority lien on substantially all of Tradewinds' assets (the "Assets"). The Assets include accounts receivable, the name and mark "Tradewinds Television," the rights to the syndicated television series "Bounty Hunters" and distribution rights to certain other television products. As of November 19, 1996, the Company loaned Tradewinds an aggregate of approximately $823,000 (the "Loans") pursuant to the Security Agreement.

         Concurrently, with the execution of the Security Agreement, the Company and Tradewinds engaged in negotiations pursuant to which the Company would purchase substantially all of the Assets. The parties entered into an Asset Purchase Agreement, dated October 3, 1996, as amended, to provide for such

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

acquisition. The sale of the assets was contingent upon the resolution to which satisfaction of the Company of various bankruptcy issues concerning other companies affiliated with Royeric Pack, the owner of Tradewinds.

         On November 14, 1996, the Company filed a complaint in Los Angeles Superior Court asserting that Tradewinds had defaulted under the Loans and the Security Agreement, and seeking judicial foreclosure on the Assets, among other claims. On December 6, 1996, Tradewinds in lieu of foreclosure on the Assets by the Company, agreed to transfer and assign to the Company the Assets, subject to certain payables associated therewith, in consideration of Affinity forgiving the indebtedness evidenced by the Loans. Such indebtedness, including interest and related costs and expenses, was approximately $1,000,000. Also on December 6, 1996, the Company entered into an Executive Producer Agreement with Mr. Pack, providing executive producing services in connection with the "Bounty Hunter" series. Pursuant to such agreement, Mr. Pack received a $75,000 payment on December 6, 1996 for the first production season, and is entitled in the second production season to a fee of $3,000 per episode, payable upon airing of each such episode.

         Upon receipt of the Assets by the Company, the Assets were deposited in the Company's wholly owned subsidiary, Tradewinds Television, Inc.

NOTE E - NOTES PAYABLE

The Company has notes payable as of September 30, 1996 as follows (in thousands):

         Notes payable, collateralized by equipment, payable in
           monthly installments of approximately $1,350,
           interest bearing at 6% (due in fiscal year 1997)..............   $12

NOTE F - STOCKHOLDERS' EQUITY

         In January 1996, the President of the Company and another executive exercised certain of their options for common shares of a total of 250,000 common shares at per share exercise prices of $1.33.

         The Company, through a private placement, issued 2,000,000 shares of its common stock (see Note G-Litigation-Lehman Brothers International for details).

                      STOCK OPTIONS ISSUED BUT UNEXERCISED
                      ------------------------------------

                                      Expiration Date            Exercise Price
         Number of Shares               Fiscal Year                  Range
         ----------------               -----------                  -----
                                    (expiring monthly)
            244,000                        1996                   $6.24-$6.75,
             50,000                        1996               75% market value
            281,000                        1997                    $1.50-$7.75
            377,000                        1998                       $1.75
            523,000                        1999                       $2.00
            500,000                        2000                       $2.00

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE G - COMMITMENTS AND CONTINGENCIES

         The Company leases it facilities used in connection with its operations under various operating leases.

Operating Lease Commitments

         Future minimum payments under non-cancelable leases due during the fiscal years ended September 30, are as follows (in thousands):

               1997..................................................     $160
               1998..................................................      137
               1999..................................................      113
            Thereafter...............................................       --

         Rent and lease expenses charged to operations during fiscal years September 30, 1996 and 1995 were as follows (in thousands):

               1996..................................................     $ 81
               1995..................................................       27

Litigation

Access America, Inc.

         On April 16, 1996, the Company exercised its express and absolute right to rescind the Agreement of Sale dated May 8, 1993 (the "Agreement") between Thoro-Cap, Inc., now Affinity Entertainment, Inc. (the "Company"), and Access America, Inc., by reversing the previously recorded prepaid broadcast air time for approximately $4.8 million and canceled the 100,000 shares of Convertible Preferred Stock issued in connection with this Agreement.

         Access America filed suit in Delaware Chancery Court on October 2, 1996 requesting the issuance of 100,000 shares of preferred stock and conversion of these preferred shares into $5,000,000 worth of common stock of the Company up to a maximum of 9% of the outstanding common stock of the Company. On January 7, 1997, the Court granted the Company's motion to dismiss the complaint of Access America on procedural grounds. On January 8, 1997, Access America filed a notice of appeal to the Delaware Supreme Court. Although the Company believes that it will ultimately prevail in this matter, there can be no assurance that this will be the case or that a material adverse effect will not result.

Lehman Brothers International

         Pursuant  to  the  Offshore  Securities  Subscription  Agreement  dated
January 24, 1996 (the "Agreement"), on February 23, 1996, the Company sold one million (1,000,000) shares of Common Stock of the Company at $5.00 per share (the "Shares") to Philmont A.V.V. ("Philmont"). By agreement of the parties, the Shares are subject to a "stop transfer" order and may not be transferred for a period of twelve months from the closing of the transaction without the express written consent of the Company.

         As a condition of the first transaction, pursuant to the Offshore Securities Deferred Subscription Agreement dated January 24, 1996 (the "Deferred Agreement"), on February 23, 1996, the Company sold an additional one million (1,000,000) shares of the Common Stock of the Company at $5.00 per share to Philmont

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

 (the "Deferred Shares"). The Deferred Shares were paid for with a promissory note for $5 million at an interest rate of 10% per annum. Unless the Promissory Note described above is paid in full, no rights to cash or property distributions, dividends, interest paid by coupon or otherwise, distribution of certificates, warrants, rights, stocks or cash representing subdivision, combination, reclassification, merger, buy-out, acquisition, redemption, exchange, or any such other corporate or government action pertaining to or involving the ownership rights of the Deferred Shares. The Promissory Note may not be prepaid, in whole or in part, in advance. Upon the expiration of the term of the Promissory Note, the Company shall in its sole discretion, have the option to acquire the shares subscribed herein by Philmont in exchange for the full cancellation of the Promissory Note. By agreement of the parties, the Deferred Shares are subject to a "stop transfer" order and may not be transferred for a period of twelve months from the closing of the transaction without the express written consent of the Company.

         Since June 5, 1996, Philmont is in default of its interest payments to the Company. Despite numerous written demands, Philmont failed to cure the default. Therefore, on June 21, 1996, the Company exercised its express right under the Deferred Agreement and demanded return of the Deferred Shares for retirement to treasury within 72 hours of receipt of the demand. Philmont has failed to return the shares to the Company.

         Lehman Brothers International ("Lehman") has obtained possession of the Shares and Deferred Shares. On November 27, 1996, Lehman filed a complaint in Delaware Chancery Court seeking to compel the Company to register the 2,000,000 shares (including the Deferred Shares) in the name of Lehman free of restriction. The Company believes that Lehman, if entitled to the Philmont Shares, must take such shares subject to all restrictions agreed to by Philmont. The Company plans to vigorously contest the complaint. However, if successful, the lawsuit could have a material adverse effect on the Company. The case is in a preliminary stage and no outcome can be predicted at this time.

Sid and Marty Krofft Productions, Inc.

         In March 1995, the Company entered into an agreement to form a strategic alliance with Sid and Marty Krofft Productions, Inc. ("Krofft") for possible development of "Land of the Lost", one of their flagship series, into a theatrical film by Disney, a home video series and two children's series for major television networks. The Company has contributed $500,000 towards this limited partnership. Subsequent to signing this agreement, Disney signed an agreement to option the rights to create a theatrical release of "Land of the Lost", that is currently in the development stage. The Company does not expect any revenues from the Disney movie unless or until Disney exercises the option and proceeds to produce the film. The Company does not expect to derive any significant revenues in fiscal year 1997. Its the Company's position that the Company's $500,000 investment is collateralized by Krofft's children's home video library. The Company has established a reserve of $250,000 for this investment.

         On July 26, 1995, the Company entered into a letter of intent leading towards a merger of the Company with Krofft and on April 17, 1996, the Company terminated the letter of intent. The Company had advanced $600,000 to Krofft in contemplation of the merger. As of September 30, 1996, the Company has established a reserve for the entire $600,000.

         On December 9, 1996, the Company filed suit against Krofft to recover these advances. The suit, filed in the United States District Court Central District of California against Krofft Entertainment et al., alleged breach of contract, fraud and money due and owing with regard to the above mentioned transactions. The case is in its preliminary stage and no outcome can be predicted at this time.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE H - RELATED PARTY TRANSACTIONS

         The corporate headquarters of the Company has recently moved to new office space. The old office space has been subleased to the brother of the President of the Company until the lease expires in May 1998.

         During the fiscal year 1996, the Company has paid approximately $133,000 in legal fees to Myman, Abell, Fineman, Greenspan, & Rowan law firm of which Thomas Rowan, a director of the Company, is a partner.

NOTE I - STATEMENT OF CASH FLOWS

         Supplemental disclosure of cash flow information:

         Cash paid for interest was approximately $34,216 and $74,498 for the fiscal years ended September 30, 1996 and 1995, respectively. No cash was paid for income taxes for fiscal years 1996 or 1995.

         Supplemental   information   of  non-cash   investing   and   financing
activities:

         During fiscal year 1996, approximately $1,950,725 of the previous year's stock subscriptions receivable was collected. The $5,829,778 stock subscription receivable is shown as a reduction of stockholders' equity.

NOTE J - SUBSEQUENT EVENTS

Authorization of Preferred Stock

         On October 31, 1996, the Company authorized the creation of two shares of Series D Preferred Stock with a par value of $1 in connection with the acquisition of Century Technologies, Inc.

Acquisition of Century Technologies, Inc.

                  On November 14, 1996, the Company purchased a 76% interest in Century Technologies, Inc. ("Century"), a publicly-held Colorado corporation that is in the business of distribution film and television products to worldwide markets. Under the terms of the Stock Acquisition Agreement between the parties, the Company purchased 37,500,000 Units of Century for $0.08 per unit. Each Unit consists of one (1) share of Century Common Stock at $.0001 par value ("Century Common Stock") and one (1) Common Stock purchase warrant to purchase one (1) share of Century Common Stock at $2.00 per share ( the "Warrants"). The Units are immediately separable into their component parts. In consideration for the transfer of the Units, the Company paid Three Million Dollars ($3,000,000) to Century consisting of (i) the conversion to equity of Four Hundred Thousand Dollars ($400,000) cash previously advanced by the Company to Century, (ii) Two Hundred Thousand Dollars ($200,000) cash, and (iii) a negotiable one-year promissory note payable by the Company to Century in the amount of Two Million Four Hundred Thousand Dollars ($2,400,000)(the "Promissory Note") which is secured by the Company's stock.

         The Promissory Note bears interest at a rate of eight percent (8%) per annum and is secured by two (2) shares of Series D Preferred Stock of the Company, par value $1.00 (the "Series D Preferred Stock"). Each share of Series D Preferred Stock shall be convertible into 750,000 shares of the Company's Common Stock only in the event of default by the Company on the Promissory Note. The Series D Preferred Stock is not entitled to any voting of dividend rights of any kind. Notwithstanding the foregoing, the Company shall have

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

the right to provide such substitute collateral as the Company and Century may mutually agree upon in writing. The Series D Preferred Stock will be held in escrow by Century's counsel (the "Escrow Agent") until such time as the Promissory Note is paid in full or substitute collateral is provided by the Company. The Company believes that the acquisition of Century will enable the Company to implement its business plan of becoming heavily vested in the U.S. and foreign distribution of both feature films and television programming.

Acquisition of the Assets of Tradewinds Television, LLC

         On September 13, 1996, the Company and Tradewinds Television, LLC, a California Limited Liability Company ("Tradewinds"), entered into an Interim Financing and Security Agreement (the "Security Agreement") pursuant to which Tradewinds granted the Company, as security for the repayment by Tradewinds of certain loans to be made by the Company, a first priority lien on substantially all of Tradewinds' assets (the "Assets"). The Assets include accounts receivable, the name and mark "Tradewinds Television," the rights to the syndicated television series "Bounty Hunters" and distribution rights to certain other television products. As of November 19, 1996, the Company loaned Tradewinds an aggregate of approximately $823,000 (the "Loans") pursuant to the Security Agreement.

         Concurrently, with the execution of the Security Agreement, the Company and Tradewinds engaged in negotiations pursuant to which the Company would purchase substantially all of the Assets. The parties entered into an Asset Purchase Agreement, dated October 3, 1996, as amended, to provide for such acquisition. The sale of the assets was contingent upon the resolution to which satisfaction of the Company of various bankruptcy issues concerning other companies affiliated with Royeric Pack, the owner of Tradewinds.

         On November 14, 1996, the Company filed a complaint in Los Angeles Superior Court asserting that Tradewinds had defaulted under the Loans and the Security Agreement, and seeking judicial foreclosure on the Assets, among other claims. On December 6, 1996, Tradewinds in lieu of foreclosure on the Assets by the Company, agreed to transfer and assign to the Company the Assets, subject to certain payables associated therewith, in consideration of Affinity forgiving the indebtedness evidenced by the Loans. Such indebtedness, including interest and related costs and expenses, was approximately $1,000,000. Also on December 6, 1996, the Company entered into an Executive Producer Agreement with Mr. Pack, providing executive producing services in connection with the "Bounty Hunter" series. Pursuant to such agreement, Mr. Pack received a $75,000 payment on December 6, 1996 for the first production season, and is entitled in the second production season to a fee of $3,000 per episode, payable upon airing of each such episode.

         Upon receipt of the Assets by the Company, the Assets were deposited in the Company's wholly owned subsidiary, Tradewinds Television, Inc.

Loan Agreement

         In October 1996, the Company reached an agreement in principal with a European entity in which the entity has agreed to lend $48.4 million to the Company. The loan will bear interest at a rate of 9% per annum over a five year period. The Company will pledge as collateral for the loan one hundred (100) shares of Series C Convertible Preferred Stock, to be created upon closing, that can be converted by the lender into Common Stock of the Company under certain conditions of repayment of the loan, but in no instance at a price less than $10.00 per share. Upon conversion of the Series C Preferred Stock to Common Stock, the holder of the Series C Preferred Stock shall also receive an additional number of shares equal to 10% of the number of shares as calculated above. In no event is greater than 40% of the outstanding principal of the loan to be converted to equity in any twelve (12) month period. Any common shares and/or preferred shares issued upon conversion of the loan to equity will not be sold, transferred or assigned in the absence of an effective registration

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

statement under the Securities Act of 1933, as amended, or pursuant to Rule 144 promulgated thereunder. The loan is contingent upon the issuance of an insurance policy to the lender guaranteeing the value of the loan. The lender has informed the Company that the insurance company may require amendments to the terms of the transactions prior to the issuance of the loan, but that it expects the insurance guarantee to be issued in January 1997. However, there can be no assurance that the insurance guarantee will be issued at that time, or at all.

Item VIII. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item IX.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Directors:

WILLIAM J. BOSSO, age 47, Director and the Chairman of the Board, President and Secretary. Mr. Bosso has served as Vice President of OCG Technologies, Inc., a publicly traded company, "OCGT", from January 1992 to June 1994. Mr. Bosso was an Account Executive at Paine Webber, Inc. from September 1989 to September 1991.

JAMES E. FARRELL, age 56, Director of the Board and Vice President and Treasurer. Mr. Farrell has over twenty years experience in the communications business, with experience in marketing, advertising, public relations and financial communications. Prior to joining the Company, he was a freelance marketing consultant and served as advisor to the Company, developing its advertising programs, and is presently an executive with Cast Art Industries, Inc. From 1985 to 1990, he served as President of J. Robin Scott Creative Consultants, Inc. a Florida marketing and public relations agency, Vice President and Corporate Communications Officer for Firstmark Corporation, Buffalo, New York, a diversified financial services company listed on the American Stock Exchange, and eight years as a registered representative of New York Stock Exchange member firms including Merrill Lynch and E. F. Hutton. He is a graduate of Syracuse University.

THOMAS P. ROWAN, age 49, has served as counsel to the Company for entertainment matters since its inception. Mr. Rowan is a partner in the Los Angeles based law firm of Myman, Abell, Fineman, Greenspan & Rowan and has twenty-three years of experience as an entertainment lawyer. He has expertise in most major areas of the entertainment industry, representing talent, production companies and institutional clients in all areas of television, theatrical motion pictures and music. Mr. Rowan's clients include Kenny Rogers, Burt Reynolds and "The Larry Sanders Show." He is a graduate of the University of Santa Clara and the Loyola University Law School.

JOHN W. BENTON, age 45, is the President of Real Estate Strategies, Inc., a consulting firm working with elected clients such as Lehman Brothers, Deutsche Bank and other Wall Street mortgage banking and investment firms. Mr. Benton also acts as advisor on various large commercial real estate transactions. He has over twenty years of experience in management, organization restructure, negotiations and strategic marketing including fifteen years of experience in the mortgage banking industry. He is a graduate of the University of Maryland.

Information Regarding Executive Officers:

         The following sets forth certain information concerning the persons who currently serve as executive officers of the Company's subsidiaries and who do not serve on the Board of Directors:

WILLIAM J. MACDONALD, age 41, President of Affinity Entertainment Group, Inc., has been with the Company since August 1996. Mr. Macdonald is currently producing several outside productions: "The Saint", starring Val Kilmer and Elizabeth Shue at Paramount Pictures, "Teddy Roosevelt and the Rough Riders", a TNT mini-series starring Tom Berenger and "Lucky Strike", directed by Ridley Scott. He held the position of Vice President of Business Affairs for Siren Pictures before becoming President/Partner of The Roberts Evans Company at Paramount, where he developed the films "Siesta" starring Ellen Barkin and Jodie

Foster, "Buster" starring Phil Collins, and "The Two Jakes" starring Jack Nicholson and Harvey Keitel. He is also credited as Co-Producer on "Sliver" and Executive Producer on "Jade". He is currently producing "Air Reno" for Hollywood Pictures, an action adventure about flying daredevils.

JAMES J. WEHRLY, age 47, President of Broadcast Edit, Inc., was one of the original founders of the subsidiary. Mr. Wehrly has devoted his full time for the past seven years to Broadcast Edit, Inc.


Information Regarding Significant Employees:

ELLIOT L. BELLEN, age 39, Executive Producer, has been with the Company since its inception in 1991. As Executive Producer, Mr. Bellen oversees the production of all television products for the Company. From 1989 to 1991, Mr. Bellen was a television producer with Millenium Teleproductions in Boca Raton, Florida. Mr. Bellen filed bankruptcy under Chapter 7 of the Federal Bankruptcy Act in November 1993 and was discharged in January 1994. Mr. Bellen pled guilty to three counts of securities fraud, including Section 15 and Rules 10b-5 and 10-b6 of the Securities Act of 1933, as amended, in U.S. vs. Elliot L. Bellen in case #89-466-1 in the District Court of New Jersey and was sentenced in January 1992. Mr. Bellen sits on the Board of Directors of Child Care Resource and Referral, a non-profit organization.

TAYRA A. COX, age 31, joined the Company as Controller and Principal Accounting Officer on May 28, 1996. From May 1993 to May 1996, Ms. Cox served as Assistant Controller for Silver King Communications, Inc. From June 1991 to May 1993, Ms. Cox was a Staff Accountant for William S. King, CPA. Ms. Cox is a Certified Public Accountant and a graduate of the University of South Florida.

Section 16 Reports

         William J. Bosso, President of the Company, failed to file on a timely basis, 16 reports on Form 4 disclosing 97 transactions involving the Company's stock. To the best of the Company's knowledge and belief, Mr. Bosso is current in his filing obligations under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

         Philmont  A.V.V.  has to date  failed to file any  reports on Form 3 or
Schedule 13D as required by the Exchange Act.

         To the best of the Company's knowledge and belief, the Company's officers and directors are now current in their filings under Section 16(a) of the Exchange Act.

ITEM X.  EXECUTIVE COMPENSATION

Summary of Executive Officer Compensation

         The Following sets forth the annual and long-term compensation for services to the Company for the fiscal years ended September 30, 1996 and 1995 of those persons who were, at September 30, 1996, (i) the Chief Executive Officer of the Company and (ii) the other four most highly compensated employees of the Company whose compensation exceed $100,000 for fiscal year 1995.

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                    Long Term Compensation
                                           -----------------------------------   ----------------------------------------
                                                                    Other                                         All
                                                                    Annual       Restricted                      Other
                                                                   Compen-          Stock    Options/    LTIP   Compen-
                                            Salary     Bonus        sation         Awards      SAR's    Payouts  sation
Name and Principal Position        Year       $          $            $              $         (#)         $       $
---------------------------        -------------------------------------------------------------------------------------

William J. Bosso                   1996    150,000      --           --            --             --      --      --
President......................    1995     52,000      --           --            --        875,000      --      --
Elliot L. Bellen                   1996    150,000      --           --            --             --      --      --
Executive Producer.............    1995     52,000      --           --            --        875,000      --      --

Option Grants

         During the fiscal year 1996, the Company granted options to purchase 10,000 shares of the Company's Common Stock to the Named Executive Officers at $8.50 per share.

ITEM XI.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 30, 1996, certain information regarding shares of AFTY Common Stock beneficially owned by (i) each person or a group, known to the Company, who beneficially owns more than 5% of AFTY Common Stock, (ii) each of the Company's directors, (iii) each of the persons who appear in the Summary Compensation Table and (iv) all officers and directors of the Company as a group:

                                                                                Number of          Percent
         Name and Address of Beneficial Owner                                   Shares             of Class
         ------------------------------------                                   ------------       --------
         William J. Bosso..............................................           279,000(1)        3.83%
         c/o Affinity Entertainment, Inc.
         15310 Amberly Drive, Suite 370
         Tampa, Florida 33647

         James E. Farrell..............................................           201,500(2)        2.77%
         c/o Affinity Entertainment, Inc.
         15310 Amberly Drive, Suite 370
         Tampa, Florida 33647

         Philmont A.V.V................................................         1,000,000(3)       13.73%
         1108 Capilano 100 Park Royal
         West Vancouver, CA V7T 1A2
         Canada

         Elliot L. Bellen..............................................           106,700(4)        1.46%
         c/o Affinity Entertainment, Inc.
         15310 Amberly Drive, Suite 370
         Tampa, Florida 33647

         All Officers and Directors as a Group (2 persons).............           480,500           6.60%

         (1) Does not include (i) 750,000 shares of AFTY Common Stock issuable upon exercise of stock options at prices ranging form $1.33 to $2.00; (ii) 10,000 shares of Common Stock issuable upon the exercise of Directors Stock Options at $8.50 per share and (iii) the conversion of 7,800 shares of Series B Preferred Stock of the Company into approximately 9,750 shares of Common Stock of the Company. The stock options vest at various times from October 1, 1996 through October 1, 1999 and expire five years from the date of vesting. Does not include approximately 67,900 shares of AFTY Common Stock owned by Mr. Bosso's mother, brothers, nieces and nephews. Mr. Bosso disclaims beneficial ownership of these shares.

         (2) Does not include (i) 10,000 shares of Common Stock issuable upon exercise of Directors Stock Options at $8.50 per share and (ii) the conversion of 3,900 shares of Series B Preferred Stock of the Company into approximately 4,875 shares of Common Stock of the Company.

         (3) Does not include 1,000,000 shares paid for with a promissory notes for $5 million at a rate of 10% per annum. Unless the Promissory
              Note described about is paid in full, no rights to cash or property distributions, dividends, interest paid by coupon or otherwise, distribution of certificates, warrants, rights, stocks or cash representing subdivision, combination, reclassification, merger, buy-out, acquisition, redemption, exchange, or any such other corporate or government action pertaining to or involving the ownership rights of the Stock transferred hereunder. The Promissory Note may not be prepaid, in whole or in part, in advance. Upon the expiration of the term of the Promissory Note, the Company shall in its sole discretion, have the option to acquire the shares in exchange for the full cancellation of the Promissory Note. The Company presently intends to exercise its option to reacquire such shares. By agreement of the parties, the Shares are subject to a "stop transfer" order and may not be transferred for a period of twelve months from the closing of the transaction without the express written consent of the Company.

              Philmont A.V.V. is currently in default on the promissory note. The Company had demanded return of stock certificates representing the shares and full payment of all interest accrued to date as is its express right under the subscription agreement between the parties.

         (4) Does not include (i) 750,000 shares of AFTY Common Stock issuable upon exercise of stock options at prices ranging from $1.33 to
              2.00 and (ii) 10,000 shares of Common Stock issuable upon the exercise of Stock Options at $8.50 per share. The stock options vest at various times from October 1, 1996 through October 1, 1999 and expire five years from the date of vesting. Does not include 10,000 shares of AFTY Common Stock owned by Mr. Bellen's wife.

         Under the rules of the Securities Exchange Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power", which includes the power to vote or to direct the voting of such security, or "investment power", which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no beneficial interest.


ITEM XII.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The corporate headquarters of the Company has recently moved to new office space. The old office space has been subleased to the brother of the President of the Company until the lease expires in May 1998.

         During the fiscal year 1996, the Company has paid approximately $133,000 in legal fees to Myman, Abell, Fineman, Greenspan, & Rowan law firm of which Thomas Rowan, a director of the Company, is a partner.

PART IV

ITEM XIII.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         Page No.          Description of Exhibit
         --------          ----------------------
          3.01             Amendment of Certificate of Incorporation.
          3.02             Certificate of Designation of Series D Preferred Stock.
         10.01             Lease Agreement between the Company and Tampa I Associates, LTD. dated July 22, 1996.
         10.02             Certificate of Designation of Series D Preferred Stock.
         10.03             Agreement  between  the  Company,  Baron  Banker  Limited,  Barry  Kaplan,  Esq.  And  Pendragon
                           Resources, L.L.C. dated October 21, 1996(1).
         10.04             Offshore  Securities  Subscription  Agreement  between  the Company and  Philmont  A.V.V.  dated
                           January 24, 1996.
         10.05             Offshore  Securities  Deferred  Subscription  Agreement  between the Company and Philmont A.V.V.
                           dated January 24, 1996.
         10.06             Interim Financing and Security  Agreement,  dated as of September 13, 1996,  between the Company and Tradewinds Television, LLC (2).
         10.07             Asset Purchase  Agreement,  dated October 3, 1996, between the Company,  Tradewinds  Television,
                           LLC and Royeric Pack (2).
         10.08             Amendment  No. 1 to the Asset  Purchase  Agreement,  dated as of November 19, 1996,  between the
                           Company, Tradewinds Television, LLC and Royeric Pack (2).
         10.09             $600,000 Secured Promissory Note by Tradewinds Television, LLC to the Company.
         10.10             Acknowledgment regarding $600,000 Note (2).
         10.11             $22,997.18 Secured Promissory Note by Tradewinds Television, LLC to the Company.
         10.12             Acknowledgment regarding $122,997.18 Note (2).
         10.13             $100,000 Secured Promissory Note by Tradewinds Television, LLC to the Company.
         10.14             Acknowledgment regarding $100,000 Note (2).
         10.15             Assignment of Collateral in Lieu of Foreclosure, Dated December 6, 1996 (2).
         10.16             Stock   Acquisition   Agreement   dated  October  31,  1996  between  the  Company  and  Century
                           Technologies, Inc. (1).
         10.17             Escrow  Agreement  dated October 31, 1996 between the Company,  Century  Technologies,  Inc. and
                           Wilson, Elser, Moskowitz, Edelman & Dicker (1).
         10.18             Promissory Note dated October 31, 1996 by the Company payable to Century Technologies, Inc. (1).
         10.19             Escrow Agreement dated June 26, 1996 between the Company, BBL and BK, Esq.
         10.20             Promissory Note dated June 25, 1996 by Baron Banker Limited payable to the
                           Company.
         24.01             Consent of Weinberg, Pershes & Co., P.A.
         27.01             Financial Date Schedule.

         (1)   Incorporated by reference to Current Report on Form 8-K dated November 14, 1996.
         (2)   Incorporated by reference to Current Report on Form 8-K dated December 24, 1996.

     (b)  Reports on Form 8-K

         1. Current Report on Form 8-K dated November 14, 1996 regarding the acquisition of Century Technologies, Inc., the termination of the Offshore Securities Subscription Agreement with Baron

              Banker Limited, and the Access America Lawsuit.

         2. Current Report on Form 8-K dated December 24, 1996 regarding the acquisition of all assets of Tradewinds Television, LLC.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 10, 1997.


                                    By: /s/WILLIAM J. BOSSO
                                      ---------------------
                                        William J. Bosso
                                        Chairman, President, Secretary, Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on January 10, 1997.

      /s/  WILLIAM J. BOSSO           Chairman, President, Secretary, Director
-----------------------------------
           William J. Bosso


      /s/  JAMES E. FARRELL           Vice President, Treasurer, Director
-----------------------------------
           James E. Farrell


     /s/  JOHN W. BENTON              Director
-----------------------------------
          John W. Benton


     /s/  THOMAS P. ROWAN             Director
-----------------------------------
          Thomas P. Rowan


     /s/  TAYRA AN COX                Controller (Principal Accounting Officer)
-----------------------------------
          Tayra An Cox