Form 10QSB
period 1996-12-31
AFFINITY ENTERTAINMENT INC
filed 1997-02-21
CIK 730626

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


      (Mark One)
                 [ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
                      (In thousands, except per share data)
                                                                Quarter Ended
                                                              Dec 31,    Dec 31,
                                                                1996       1995
--------------------------------------------------------------------------------

REVENUE..................................................   $  191      $1,465

COSTS AND EXPENSES
Cost of revenue, exclusive of amortization...............       66         838
General and administrative...............................    1,013         543
Depreciation and amortization............................      136          34
                                                             -----      ------
  Total costs and expenses...............................    1,215       1,415
                                                             -----      ------

  Operating income (loss)................................   (1,024)         50

OTHER INCOME, net........................................       54          86
                                                             -----      ------

Income (loss) before provision for income taxes
  and extraordinary item.................................     (970)        136

Provision for income taxes...............................       --         (36)

Minority Interest in net loss of subsidiary..............       47          --
                                                             -----       ------

Income (loss) before extraordinary item..................     (923)        100

Utilization of net operating loss carryforwards..........       --          36
                                                             -----      ------

Net income (loss)........................................   $ (923)    $   136
                                                              =====     ======



Loss per common share....................................   $ (.11)    $  (.02)
                                                            =======      ======

Weighted average shares outstanding......................    8,284       6,008
                                                           =========     ======




       The accompanying notes are an integral part of these consolidated financial statements.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
--------------------------------------------------------------------------------
                                 (In thousands)
                                                            Dec 31,     Sep 30,
                                                            1996         1996
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents.............................. $   338        $ 1,366
Accounts receivable, net...............................     924            133
Programming costs......................................   2,384            990
Other current assets, net..............................     145            188
                                                        -------        -------
  Total current assets.................................   3,791          2,677

PROPERTY AND EQUIPMENT, at cost
Edit equipment    .....................................   1,237          1,237
Other equipment........................................     432            314
                                                        -------        -------
                                                          1,669          1,551
  Less accumulated depreciation........................   1,113          1,072
                                                        -------        -------
                                                            556            479
  Construction in progress.............................      11             64
                                                        -------        -------
    Total property and equipment.......................     567            543

OTHER ASSETS
Loans receivable, net..................................      --            539
Due from officers and employees........................      42             68
Investment in joint venture, net.......................     250            250
Other assets...........................................      30            315
                                                        -------        -------
  Total other assets...................................     322          1,172
                                                        -------        -------
    Total assets....................................... $ 4,680        $ 4,392
                                                        =======        =======






  The accompanying notes are an integral part of these consolidated financial statements.



                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
----------------------------------------------------------------------------------------------
                                 (In thousands)
                                                                         Dec 31,      Sep 30,
                                                                         1996          1996
----------------------------------------------------------------------------------------------

                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Accounts payable...................................................      $  750       $    --
Notes payable......................................................         353            12
Notes payable - related party......................................       1,215            --
Accured interest...................................................         135            --
Accrued liabilities................................................         799           139
Deferred revenue...................................................         181            --
                                                                         ------       --------
  Total current liabilities........................................       3,433           151

MINORITY INTEREST..................................................         207            --

STOCKHOLDERS' EQUITY
Convertible  preferred  stock,  $1 par value,  $10 stated value,
  500,000 shares authorized, 48,734 shares issued and
  outstanding......................................................         487           487
Convertible preferred stock, $.0001 par value, $50 stated
  value, 100,000 shares authorized, no shares issued and
  outstanding......................................................          --            --
Common stock, $.01 par value, 25,000,000 shares
  authorized, 8,284,217 shares issued and
  outstanding......................................................          83           829
Additional paid-in capital.........................................      13,040        14,686
Additional paid-in capital - stock options.........................         394           394
Deficit............................................................      (6,817)       (5,894)
                                                                          ------       -------
                                                                          7,187        10,502
Less:
Stock subscriptions receivable.....................................       5,742         5,829
Unearned compensation..............................................         405           432
                                                                        -------       -------
  Total stockholders' equity.......................................       1,040         4,241
                                                                        -------       -------
    Total liabilities and stockholders' equity.....................     $ 4,680       $ 4,392
                                                                         =======      =======




The accompanying notes are an integral part of these consolidated financial statements.



                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

                                                              (In thousands)

                              Convertible      Convertible                                 Additional
                                Preferred       Preferred       Common                       Paid-In
                                  Stock           Stock          Stock       Additional      Capital                        Stock
                               $50 Stated      $10 Stated      $.10 Par        Paid-In        Stock                     Subscription
                                  Value           Value          Value         Capital       Options       Deficit       Receivable
------------------------------------------------------------------------------------------------------------------------------------

Balance on October 1,
1996.......................   $      --          $ 487          $ 829        $14,686         $ 394        $(5,894)        $(5,829)

Cash received on
 subscription receivable...          --             --             --             --            --            --               87

Amortization of unearned
 compensation..............          --             --             --             --            --            --               --

Change in par value of
 common stock..............          --             --          (746)            746            --            --               --

Purchase of Subsidiary.....          --             --            --          (2,392)           --            --               --

Net loss for the quarter
 ended December 31, 1966...          --             --             --             --            --           (923)             --
                                  -----          -----          -----          -----         -----         ------           -----

Balance on December 31,
  1996.....................       $  --          $ 487          $  83        $13,040        $  394        $(6,817)        $(5,742)
                                  =====          =====          =====        =======        ======        =======         =======



                              Unearned
                             Compensation        Total
---------------------------------------------------------

Balance on October 1,
1996.......................    $ (432)        $ 4,241

Cash received on
 subscription receivable...         --             87

Amortization of unearned
 compensation..............         27             27

Change in par value of
 common stock..............         --             --

Purchase of Subsidiary.....         --         (2,392)

Net loss for the quarter
 ended December 31, 1966...         --           (923)

                                 -----          ------

Balance on December 31,
  1996.....................     $ (405)       $ 1,040
                                ======         ======


  The accompanying notes are an integral part of these consolidated financial statements.



                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------------------
                                       (In thousands)
                                                                         Quarter Ended
                                                                   Dec 31,           Dec 31,
                                                                    1996               1995
-------------------------------------------------------------------------------------------

Cash Flows - Operating Activities:
Net income (loss)...............................................   $  (923)          $  136
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization.................................       136               34
  Assets acquired in purchase of subsidiaries...................        66               --
  Minority interest in subsidiary...............................       207               --
  Provision for losses on accounts receivable...................         9               --
  Other assets..................................................        --               --
  Amortization of unearned compensation related to grant
    of stock options to executives..............................        27               --
  Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable..................        27             (495)
    (Increase) decrease in programming costs....................       (37)             (79)
    (Increase) decrease in current assets.......................        43             (111)
    Increase (decrease) in accrued liabilities..................       (63)              49
    Increase (decrease) in deferred revenue.....................        --             (206)
                                                                   -------           ------
      Net cash used in operating activities.....................      (508)            (672)

Cash Flows - Investing Activities:
Capital expenditures............................................       (34)             (51)
Investments in notes receivable.................................        26               --
Investments in loans receivable.................................      (844)              --
Investments in joint venture....................................        --             (315)
                                                                   -------           ------
      Net cash used in investing activities.....................      (852)            (366)

Cash Flows - Financing Activities:
Proceeds from sale of common stock..............................        87            1,459
Proceeds from notes payable.....................................        --               30
Principal payments on notes payable.............................        (4)            (476)
                                                                   -------           ------
      Net cash provided by financing activities.................        83            1,013
                                                                   -------           ------


Increase in cash and cash equivalents...........................    (1,277)             (25)
Cash and cash equivalents at beginning of period................     1,366              147
                                                                   -------           ------
Cash and cash equivalents at end of period......................   $    89           $  121
                                                                   =======           ======


Supplemental Schedule of Non-cash Investing and Financing Activities:

During the quarter ended December 31, 1996, the Company reclassified a $600,000 loan receivable to an investment in subsidiary as a part of the acquisition of Century Technologies, Inc.





   The accompanying notes are an integral part of these consolidated financial statements

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A - History and Organization

         Affinity Entertainment, Inc. (the "Company"), formerly Affinity Teleproductions, Inc., a Delaware corporation is engaged in producing and selling feature films, television programs, commercials, infomercials and videos for the home and industrial markets in the United States and internationally. The Company entered into this business following a February 1994 merger with CBNI Development, Inc. ("CBNI"). CBNI has been engaged in a shopping service business.

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

Note B - Basis of Presentation

         The accompanying Condensed Consolidated Balance Sheet includes the accounts of the Company, its wholly-owned subsidiaries and its 76% interest in Century Technologies, Inc. ("Century"). The Statement of Operations includes the accounts of the Company and one of its wholly-owned subsidiaries for the quarter ended December 31, 1996 and the activity from the date of acquisition through December 31, 1996 for Century and its other wholly-owned subsidiary. All significant intercompany accounts, transactions and profits have been eliminated.

         The Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the fiscal year ended September 30, 1996.

         In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Condensed Consolidated Financial Statements and notes hereto are presented as permitted by the Securities Exchange Commission and do not contain certain information included in the Company's annual Consolidated Financial Statements and notes hereto as discussed above.

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

         On November 14, 1996, the Company filed a complaint in Los Angeles Superior Court asserting that Tradewinds had defaulted under the Loans and the Security Agreement, and seeking judicial foreclosure on the

Assets, among other claims. On December 6, 1996, Tradewinds in lieu of foreclosure on the Assets by the Company, agreed to transfer and assign to the Company the Assets, subject to certain payables associated therewith, in consideration of Affinity forgiving the indebtedness evidenced by the Loans. Such indebtedness, including interest and related costs and expenses, was approximately $1,000,000. Also on December 6, 1996, the Company entered into an Executive Producer Agreement with Mr. Pack, providing executive producing services in connection with the "Bounty Hunters" series. Pursuant to such agreement, Mr. Pack received a $75,000 payment on December 6, 1996 for the first production season, and is entitled in the second production season to a fee of $3,000 per episode, payable upon airing of each such episode.

         On December 17, 1996, the Company agreed with the Trustee of Action Media Group, Inc., a company affiliated with Mr. Pack and which is the subject of a bankruptcy court proceeding ("AMG"), to pay $275,000 to the Trustee of AMG, and to secure in exchange a release of certain claims by the Trustee and AMG against Tradewinds and the Company with regard to indebtedness owed by Tradewinds to AMG and the assignment of Assets by Tradewinds to the Company in lieu of foreclosure, as described above. On December 18, 1996, the Court having jurisdiction over the AMG bankruptcy proceeding approved the $275,000 payment and release among AMG, Tradewinds and the Company. An order to this effect (the "Settlement Order") was entered on January 14, 1997. The Trustee subsequently filed a motion seeking to amend the Settlement Order to carve out from the release certain unspecified liabilities owed by Tradewinds to third parties including AMG. The Company is contesting this motion.

         Upon receipt of the Assets by the Company, the Assets were deposited in the Company's wholly owned subsidiary, Tradewinds Television, Inc.

Loan Agreement

         In October 1996, the Company reached an agreement in principal with a European entity in which the entity agreed to lend $48.4 million to the Company. The loan will bear interest at a rate of 9% per annum over a five year period. The Company will pledge as collateral for the loan one hundred (100) shares of Series C Convertible Preferred Stock, to be created upon closing, that can be converted by the lender into Common Stock of the Company under certain conditions of repayment of the loan, but in no instance at a price less than $10.00 per common share. Upon conversion of the Series C Preferred Stock to Common Stock, the holder of the Series C Preferred Stock shall also receive an additional number of shares equal to 10% of the number of shares as calculated above. In no event is greater than 40% of the outstanding principal of the loan to be converted to equity in any twelve (12) month period. Any common shares and/or preferred shares issued upon conversion of the loan to equity will not be sold, transferred or assigned in the absence of an effective registration statement under the Securities Act of 1933, as amended, or pursuant to Rule 144 promulgated thereunder. The loan is contingent upon the issuance of an insurance policy to the lender guaranteeing the value of the loan. The lender has informed the Company that its has incurred "unexpected delays" in processing the loan. More specifically, the insurance company with which the lender is negotiating the insurance guarantee has placed limitations on the criteria to complete the loan which the lender believes to be onerous. The lender is currently attempting to meet the criteria established by the insurance company. As a result, the lender has informed the Company that it cannot place a time limit on completion of the loan. In light of these circumstances, the Company believes that there is substantial doubt as to whether the insurance guarantee will be issued on terms acceptable to both the lender and the Company, or at all. Therefore, the Company has decided to pursue additional financing opportunities.

Note D -   Income Taxes

         The Company provides for the tax effects of transactions reported in the Condensed Consolidated Financial Statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1996, the Company had no material current tax liability, deferred tax assets or liabilities.

Note E - Loss Per Common Share

         The loss per share of common stock is calculated by dividing net loss by the weighted average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon conversion of the Company's convertible preferred stock and exercise of the Company's outstanding warrants and stock options. For the quarter ended December 31, 1996, common stock equivalents were anti-dilutive and were not included in the calculation of weighted average common shares outstanding.

Note F - Reclassifications

         Reclassifications  to the December 31, 1995 consolidated  statements of
operations   and  cash  flows  were  made  to  conform  to  December   31,  1996
presentation.

Item 2.  Management's Discussion and Analysis

         The Company produces feature films, television programs, commercials, documentaries and videos for all media worldwide.


A.  RESULTS OF OPERATIONS

         The following table summarizes the changes in selected items, including absolute dollar changes, percentage changes and percent of net revenue for the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995:


                                               Quarter Ended                                Line Item          % of Net
                                           Dec 31,       Dec 31,         $ Change           % Change           Revenue
                                            1996         1995          Fav./(Unfav.)       Fav./(Unfav.)    1996      1995
                                            ----         ----          -------------       -------------    ----      ----
                                                                            (In Thousands, except %)

Net Revenue.........................       $  191         $1,465           $(1,247)           (87)%           100%    100%
  Cost of revenue...................           66            838               772             92              34      58
  General and administrative........        1,013            543              (470)           (87)            530      37
  Depreciation and
    amortization....................          136             34              (102)          (300)             71       2
                                            -----         ------           -------                         ------     ---
Operating loss......................       (1,024)            50            (1,074)        (2,148)           (535)      3
Other income, net...................           54             86               (32)           (37)             28       6
                                            -----         ------           -------                         ------     ---
Income (loss) before provision
  for income taxes and
  extraordinary item................        $(970)        $  136           $(1,106)          (813)           (507)      9
Provision before income taxes.......           --            (36)               36            100              --      (2)
Minority Interest in
  net loss of subsidiary............           47             --               (47)            --              24      --
                                            -----         ------           -------                         ------      ---
Income (loss) before
  extraordinary item................         (923)           100            (1,023)        (1,023)           (483)      7
Utilization of net operating
  loss carryforwards................           --             36               (36)          (100)             --       2
                                            -----         ------            ------                         ------   ------
Net income (loss)...................        $(923)        $  136           $(1,059)          (779)           (483)      9
                                             =====        ======             ======                        ======   ======



Net Revenue

         For the quarter ended December 31, 1996, the decrease in revenues is primarily due to the Company ceasing the airing of its television project, "EdenQuest", and all of its ancillary sources of income, and its "The Contemporary Collectibles Show" series. For the quarter ended December 31, 1995, the Company produced three original episodes, and a compilation ("best of") of its popular "EdenQuest" television series. As of December 31, 1996, the third and fourth episodes have not been telecast on free television or basic cable, as the Company plans to syndicate these episodes through its subsidiary, Tradewinds Television, Inc., for airing in the summer of 1997. The decrease in revenue described above was offset in part by the revenues generated by Tradewinds Television, Inc. derived mainly from the syndicated television series "Bounty Hunters" and "Ghostwriter."

Cost of Revenue

         For the quarter ended December 31, 1996, the significant decrease in cost of revenue can be attributed to several factors. For the quarter ended December 31, 1995, television distributors commissions were paid by the Company based on total cumulative sales of "EdenQuest". As sales in "EdenQuest" increased, so did commission percentages. In addition, the Company canceled the launch of the second season of "The

Contemporary Collectibles Show", due to a variety of factors, including the uncertainty regarding the availability of its satellite air time. As a result, the Company took a one time charge of approximately $125,000 to operations for expenses incurred in connection with the Lifetime Channel.

General and Administrative

         For the quarter ended December 31, 1996, the increase in general and administrative expenses is primarily due to higher professional expenses as the Company seeks to position itself to make acquisitions and expand its operations into feature films and distribution. Further, the Company hired additional staff to better implement it business plan and increased salaries of some key personnel to levels commensurate to their job descriptions. Additionally, the general and administrative expenses also increased due to the acquisition of its two new subsidiaries. The Company is in the process of consolidating its California operations to reduce costs.

Depreciation and amortization

         For the quarter ended December 31, 1996, the significant increase in depreciation and amortization expense is primarily due to the accelerated amortization of Edenquest and Adventure Quest.


B.       FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company expects to meet its cash requirements for fiscal year 1997 with funds generated from operations, the exercise of employee stock options, sales of restricted common stock via private placements and loans. The Company believes that these sources will be adequate to meet the Company's expected needs for fiscal year 1997, although there can be no assurance that this will be the case.

         The Company has not formalized its plan for paying the $2,400,000 Promissory Note payable to Century Technologies, Inc. on October 31, 1997. The Company expects that this Promissory Note will be repaid with some combination of the assets and receivables of Tradewinds Television, Inc.

         In October 1996, the Company reached an agreement in principal with a European entity in which the entity has agreed to lend $48.4 million to the Company. The loan will bear interest at a rate of 9% per annum over a five year period. The Company will pledge as collateral for the loan one hundred (100) shares of Series C Convertible Preferred Stock, to be created upon closing, that can be converted by the lender into Common Stock of the Company under certain conditions of repayment of the loan, but in no instance at a price less than $10.00 per common share. Upon conversion of the Series C Preferred Stock to Common Stock, the holder of the Series C Preferred Stock shall also receive an additional number of shares equal to 10% of the number of shares as calculated above. In no event is greater than 40% of the outstanding principal of the loan to be converted to equity in any twelve (12) month period. Any common shares and/or preferred shares issued upon conversion of the loan to equity will not be sold, transferred or assigned in the absence of an effective registration statement under the Securities Act of 1933, as amended, or pursuant to Rule 144 promulgated thereunder. The loan is contingent upon the issuance of an insurance policy to the lender guaranteeing the value of the loan. The lender has informed the Company that it has incurred "unexpected delays" in processing the loan. More specifically, the insurance company with which the lender is negotiating the insurance guarantee has placed limitations on the criteria to complete the loan which the lender believes to be onerous. The lender is currently attempting to meet the criteria established by the insurance company. As a result, the lender has informed the Company that it cannot place a time limit on completion of the loan. In light of these circumstances, the Company believes that there is substantial doubt as to whether the insurance guarantee will be issued on terms acceptable to both the lender and the Company, or at all. Therefore, the Company has decided to pursue additional financing opportunities.

         For the quarter ended December 31, 1996, the predominate sources of operating funds were editing services.

         Other than discussed above, the Company is not aware of any known trends or uncertainties that have or are reasonably likely to have a material effect on the Company's financial position, liquidity or capital resources. Any other projects not contemplated herein will be funded by joint ventures or other outside capital.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  27.01  Financial Data Schedule



         (b)      Reports on Form 8-K

                    1. Current Report of Form 8-K dated November 14, 1996 regarding the acquisition of Century Technologies, Inc., the termination of the Offshore Securities Subscription Agreement with Baron Banker Limited, and the Access America Lawsuit.

                    2. Current Report of Form 8-K dated December 24, 1996 regarding the acquisition of all assets of Tradewinds Television, LLC.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 1997.


                          AFFINITY ENTERTAINMENT, INC.



                                       /s/WILLIAM J. BOSSO
                                       -----------------------------------------
                                       William J. Bosso
                                       Chairman, President, Secretary, Director


                                       /s/  TAYRA AN COX
                                       -----------------------------------------
                                       Tayra An Cox
                                       Controller (Principal Accounting Officer)