Form 10KSB/A
period 1996-09-30
AFFINITY ENTERTAINMENT INC
filed 1997-03-24
CIK 730626

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB
                                AMENDMENT NO. 1
(Mark One)
              [ X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         As a condition of the first transaction, pursuant to the Offshore Securities Deferred Subscription Agreement dated January 24, 1996 (the "Deferred Agreement"), on February 23, 1996, the Company sold an additional one million (1,000,000) shares of the Common Stock of the Company at $5.00 per share to Philmont (the "Deferred Shares"). The Deferred Shares were paid for with a promissory note for $5 million at an interest rate of 10% per annum. Unless the Promissory Note described above is paid in full, the holder of the Deferred Shares will have no rights to cash or property distributions, dividends, interest paid by coupon or otherwise, distribution of certificates, warrants, rights, stocks or cash representing subdivision, combination, reclassification, merger, buy-out, acquisition, redemption, exchange, or any such other corporate or government action pertaining to or involving the ownership rights of the Deferred Shares. The Promissory Note may not be prepaid, in whole or in part, in advance. Upon the expiration of the term of the Promissory Note, the Company shall in its sole discretion, have the option to acquire the shares subscribed herein by Philmont in exchange for the full cancellation of the Promissory Note. By agreement of the parties, the Deferred Shares are subject to a "stop transfer" order and may not be transferred for a period of twelve months from the closing of the transaction without the express written consent of the Company.

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

         As a condition of the first transaction, pursuant to the Offshore Securities Deferred Subscription Agreement dated January 24, 1996 (the "Deferred Agreement"), on February 23, 1996, the Company sold an additional one million (1,000,000) shares of the Common Stock of the Company at $5.00 per share to Philmont

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(the "Deferred Shares"). The Deferred Shares were paid for with a promissory note for $5 million at an interest rate of 10% per annum. Unless the Promissory Note described above is paid in full, the Holder of the Deferred shares will have no rights to cash or property distributions, dividends, interest paid by coupon or otherwise, distribution of certificates, warrants, rights, stocks or cash representing subdivision, combination, reclassification, merger, buy-out, acquisition, redemption, exchange, or any such other corporate or government action pertaining to or involving the ownership rights of the Deferred Shares. The Promissory Note may not be prepaid, in whole or in part, in advance. Upon the expiration of the term of the Promissory Note, the Company shall in its sole discretion, have the option to acquire the shares subscribed herein by Philmont in exchange for the full cancellation of the Promissory Note. By agreement of the parties, the Deferred Shares are subject to a "stop transfer" order and may not be transferred for a period of twelve months from the closing of the transaction without the express written consent of the Company.

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

ITEM X.  EXECUTIVE COMPENSATION

Summary of Executive Officer Compensation

         The Following sets forth the annual and long-term compensation for services to the Company for the fiscal years ended September 30, 1996 and 1995 of those persons who were, at September 30, 1996, (i) the Chief Executive Officer of the Company and (ii) the other four most highly compensated employees of the Company whose compensation exceed $100,000 for fiscal year 1996.

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

         (3) Does not include 1,000,000 shares paid for with a promissory note for $5 million at a rate of 10% per annum (the "Deferred Shares"). Unless the Promissory Note described about is paid in full, the Holder of the Deferred Shares will have no rights to cash or property distributions, dividends, interest paid by coupon or otherwise, distribution of certificates, warrants, rights, stocks or cash representing subdivision, combination, reclassification, merger, buy-out, acquisition, redemption, exchange, or any such other corporate or government action pertaining to or involving the ownership rights of the Deferred Shares. The Promissory Note may not be prepaid, in whole or in part, in advance. Upon the expiration of the term of the Promissory Note, the Company shall in its sole discretion, have the option to acquire the shares in exchange for the full cancellation of the Promissory Note. The Company presently intends to exercise its option to reacquire such shares. By agreement of the parties, the Shares are subject to a "stop transfer" order and may not be transferred for a period of twelve months from the closing of the transaction without the express written consent of the Company.

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

PART IV

ITEM XIII.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         Page No.          Description of Exhibit
         --------          ----------------------
          3.01             Amendment of Certificate of Incorporation(3).
          3.02             Certificate of Designation of Series D Preferred Stock(3).
         10.01             Lease Agreement between the Company and Tampa I Associates, LTD. dated July 22, 1996 (3).
         10.02             Certificate of Designation of Series D Preferred Stock (3).
         10.03             Agreement  between  the  Company,  Baron  Banker  Limited,  Barry  Kaplan,  Esq.  And  Pendragon
                           Resources, L.L.C. dated October 21, 1996(1).
         10.04             Offshore  Securities  Subscription  Agreement  between  the Company and  Philmont  A.V.V.  dated
                           January 24, 1996 (3).
         10.05             Offshore  Securities  Deferred  Subscription  Agreement  between the Company and Philmont A.V.V.
                           dated January 24, 1996 (3).
         10.06             Interim Financing and Security  Agreement,  dated as of September 13, 1996,  between the Company and Tradewinds Television, LLC (2).
         10.07             Asset Purchase  Agreement,  dated October 3, 1996, between the Company,  Tradewinds  Television,
                           LLC and Royeric Pack (2).
         10.08             Amendment  No. 1 to the Asset  Purchase  Agreement,  dated as of November 19, 1996,  between the
                           Company, Tradewinds Television, LLC and Royeric Pack (2).
         10.09             $600,000 Secured Promissory Note by Tradewinds Television, LLC to the Company.
         10.10             Acknowledgment regarding $600,000 Note (2).
         10.11             $22,997.18 Secured Promissory Note by Tradewinds Television, LLC to the Company.
         10.12             Acknowledgment regarding $122,997.18 Note (2).
         10.13             $100,000 Secured Promissory Note by Tradewinds Television, LLC to the Company.
         10.14             Acknowledgment regarding $100,000 Note (2).
         10.15             Assignment of Collateral in Lieu of Foreclosure, Dated December 6, 1996 (2).
         10.16             Stock   Acquisition   Agreement   dated  October  31,  1996  between  the  Company  and  Century
                           Technologies, Inc. (1).
         10.17             Escrow  Agreement  dated October 31, 1996 between the Company,  Century  Technologies,  Inc. and
                           Wilson, Elser, Moskowitz, Edelman & Dicker (1).
         10.18             Promissory Note dated October 31, 1996 by the Company payable to Century Technologies, Inc. (1).
         10.19             Escrow Agreement dated June 26, 1996 between the Company, Baron Banker Limited and Barry Kaplan, Esq (3).
         10.20             Promissory Note dated June 25, 1996 by Baron Banker Limited payable to the
                           Company (3).
         24.01             Consent of Weinberg, Pershes & Co., P.A.
         27                Financial Date Schedule.

         (1)   Incorporated by reference to Current Report on Form 8-K dated November 14, 1996.
         (2)   Incorporated by reference to Current Report on Form 8-K dated December 24, 1996.
         (3)   Incorporated by reference to Annual Report on Form 10-KSB dated September 30, 1996 as filed with the commission on
               January 14, 1997.


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

         2. Current Report on Form 8-K dated December 24, 1996 regarding the acquisition of all assets of Tradewinds Television, LLC.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 1997.


                                    By: /s/WILLIAM J. BOSSO
                                      ---------------------
                                        William J. Bosso
                                        Chairman, President, Secretary, Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 18, 1997.

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