Form 10QSB
period 1997-03-31
AFFINITY ENTERTAINMENT INC
filed 1997-05-20
CIK 730626

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

      (Mark One)
         [ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-12193

                          AFFINITY ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No     .
                                               ---      ---

      Registrant  has  12,104,217  shares  of  outstanding   Common Stock  as of
April 30, 1997
================================================================================

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------------------------
                                  (In thousands, except per share data)

                                                   Three Months Ended         Six Months Ended
                                                 March  31,    March 31,    March 31,    Sept. 30,
                                                     1997        1996         1997         1996
--------------------------------------------------------------------------------------------------
REVENUE .....................................     $   314      $   338      $   505      $ 1,803
COSTS AND EXPENSES
   Cost of revenue, exclusive of amortization          78          623          144        1,460
   General and administrative ...............       1,002          320        2,015          863
   Depreciation and amortization ............         288           41          424           76
  Acquisition costs .........................          --          175           --          175
                                                  -------      -------      -------      -------
           Total costs and expenses .........       1,368        1,159        2,583        2,574
                                                  -------      -------      -------      -------
   Operating loss ...........................      (1,054)        (821)      (2,078)        (771)

OTHER INCOME, net ...........................          19           99           73          185
                                                  -------      -------      -------      -------
Income (loss) before minority interest ......      (1,035)        (722)      (2,005)        (586)

Minority interest in net loss of subsidiary .          48           --           95           --
                                                  -------      -------      -------      -------

Net loss ....................................     $  (987)     $  (722)     $(1,910)     $  (586)
                                                  =======      =======      =======      =======

Loss per common share .......................     $  (.12)     $  (.10)     $  (.23)     $  (.09)
                                                  =======      =======      =======      =======

Weighted average shares outstanding .........       8,380        7,089        8,380        6,546
                                                  =======      =======      =======      =======




















      The accompanying notes are an integral part of these financial statements.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
--------------------------------------------------------------------------------
                                 (In thousands)

                                                        March  31,     Sept. 30,
                                                          1997            1996
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................         $   --         $1,366
   Accounts receivable, net ......................            259            133
  Programming costs ..............................          2,939            990
  Other current assets, net ......................            436            188
                                                           ------         ------
      Total current assets .......................         $3,634         $2,677

PROPERTY, PLANT AND EQUIPMENT, at cost
  Edit equipment .................................         $1,237         $1,237
  Other equipment ................................            468            314
                                                           ------         ------
                                                            1,705          1,551
  Less accumulated depreciation ..................          1,154          1,072
                                                           ------         ------
                                                              551            479
  Construction in progress .......................             --             64
                                                           ------         ------
      Total property and equipment ...............            551            543

OTHER ASSETS
  Loans receivable, net ..........................             --            539
  Goodwill .......................................          1,355             --
  Investment in joint venture, net ...............            250            250
  Other assets ...................................             30            315
                                                           ------         ------
  Total other assets .............................          1,635          1,104
                                                           ------         ------
  Total assets ...................................         $5,820         $4,324
                                                           ======         ======



















   The accompanying notes are an integral part of these financial statements.


                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited) - (Continued)
-----------------------------------------------------------------------------------
                                 (In thousands)

                                                             March  31,   Sept. 30,
                                                                1997         1996
-----------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable .....................................     $  1,304      $     --
  Notes payable ........................................          697            12
  Notes payable - related party ........................           25            --
  Accrued liabilities ..................................          565           139
  Deferred revenue .....................................           38            --
                                                             --------      --------
        Total current liabilities ......................     $  2,629      $    151
                                                             --------      --------


MINORITY INTEREST ......................................     $    508      $     --

STOCKHOLDERS' EQUITY
  Convertible preferred stock - $1 par value; $10 stated
      value,  500,000 shares authorized, 48,734 shares
      issued and outstanding ...........................     $    487      $    487
  Convertible preferred stock - $.0001 par value,
      $50 stated value, 100,000 shares authorized, no
      shares issued and outstanding ....................           --            --
  Common stock - $.01 and $.10 par value;
      25,000,000 shares authorized, 8,398,883
      and 8,284,217 shares issued and outstanding,
      respectively .....................................           84           829
  Additional paid-in capital ...........................       15,320        14,686
  Additional paid-in capital - stock options ...........          279           394
  Deficit ..............................................       (7,804)       (5,894)
                                                             --------      --------
                                                                8,366        10,502
Less:
  Stock subscriptions receivable .......................        5,266         5,829
  Unearned compensation ................................          378           432
  Due from officers and directors ......................           39            68
                                                             --------      --------
      Total stockholders' equity .......................        2,683         4,173
                                                             --------      --------
   Total liabilities and stockholders' equity ..........     $  5,820      $  4,324
                                                             ========      ========











   The accompanying notes are an integral part of these financial statements.



                                                 AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                               (In thousands)

                               Convertible Convertible                   Additional
                                Preferred  Preferred  Common              Paid-In
                                  Stock     Stock     Stock   Additional  Capital            Stock
                               $10 Stated $10 Stated $.10 Par  Paid In     Stock          Subscription   Unearned   Due From
                                  Value     Value      Value   Capital    Options Deficit  Receivable  Compensation Officers  Total
------------------------------------------------------------------------------------------------------------------------------------

Balance on October 1, 1996 ......   $--      $487    $ 829    $ 14,686    $ 394  $(5,894)   $(5,829)     $(432)     $(68)   $ 4,173
Cash received on subscription
     receivable .................    --        --       --          --       --       --        165         --        --        165
Amortization of unearned
    compensation ................    --        --       --          --       --       --         --         54        --         54
Changes in par value of
     common stock ...............    --        --     (746)        746       --       --         --         --        --         --
Exercise of stock options .......    --        --        1         286     (115)      --         --         --        --        172
Repayment of loan ...............    --        --       --          --       --       --         --         --        29         29
Adjustment to stock price .......    --        --       --        (398)      --       --        398         --        --         --
Net loss for the six months ended
      March 31, 1996 ............    --        --       --          --       --   (1,910)        --         --        --     (1,910)
                                    ----     ----    -----    --------    -----  -------    -------      -----      ----    -------
Balance on March 31, 1997 .......   $--      $487    $  84    $ 15,320    $ 279  $(7,804)   $(5,266)     $(378)     $(39)   $ 2,683
                                    ====     ====    =====    ========    =====  =======    =======      =====      ====    =======



















































      The accompanying notes are an integral part of these financial statements.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------
                                   (In thousands)
                                                                Quarter Ended
                                                            March 31,  March 31,
                                                              1997        1996
--------------------------------------------------------------------------------

Cash Flows - Operating Activities:
Net loss .................................................   $(1,910)   $  (586)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization .........................       424         75
   Minority interest in subsidiary .......................       508         --
   Amortization of unearned compensation related to grant
       of stock options to executives ....................        54         --
Changes in current assets and liabilities:
   (Increase) decrease in accounts receivable ............       316       (498)
   (Increase) decrease in programming costs ..............      (926)       149
   (Increase) decrease in current assets .................      (247)       (88)
   Increase (decrease) in accounts payable
      and accrued liabilities ............................      (472)       (77)
   Increase (decrease) in deferred revenue ...............        --       (164)
  Increase (decrease) in television broadcast air time ...        --         78
  Increase (decrease) in loan receivable .................       568       (600)
  Increase (decrease) in other assets ....................       285         --
                                                             -------    -------
     Net cash used in operating activities ...............   $(1,400)   $(1,711)
                                                             -------    -------
Cash Flows - Investing Activities:
   Capital expenditures ..................................       (60)       (73)
   Investment in joint venture ...........................        --         --
  Purchase of goodwill ...................................      (600)        --
                                                             -------    -------
        Net cash used in investing activities ............      (660)       (73)
                                                             -------    -------
Cash Flows - Financing Activities:
   Proceeds from sale of common stock ....................       337      6,617
   Proceeds from notes payable ...........................       357        145
   Principal payments on notes payable ...................        --       (834)
                                                             -------    -------
     Net cash provided by financing activities ...........       694      5,928
                                                             -------    -------
(Decrease)Increase in cash and cash equivalents ..........    (1,366)     4,144
   Cash and cash equivalents at beginning of period ......     1,366        147
                                                             -------    -------
   Cash and cash equivalents at end of period ............   $    --    $ 4,291
                                                             =======    =======

Supplemental Schedule of Non-cash Investing and Financing Activities:

   During the quarter ended December 31, 1996, the Company reclassified a $600,000 loan receivable to an investment as a part of the acquisition of Century Technologies, Inc.

   The accompanying notes are an integral part of these financial statements.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - HISTORY AND ORGANIZATION

      Affinity Entertainment, Inc. (the "Company"), formerly Affinity Teleproductions, Inc., a Delaware corporation is engaged in producing and selling feature films, television programs, commercials, and documentaries for the home and industrial markets in the United States and internationally. The Company entered into this business following a February 1994 merger with CBNI Development, Inc. ("CBNI"). CBNI has been engaged in a shopping service business.

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

      On October 31, 1996, the Company purchased a 73% interest in Century Technologies, Inc., a publicly-held Colorado corporation that is in the business of distributing film and television products to worldwide markets.

      On December 9, 1996, the Company formed a new wholly-owned subsidiary, Tradewinds Television, Inc., for the purpose of operating a domestic television syndication company. On December 9, 1996, the name was changed to Affinity Television, Inc.

NOTE B - BASIS OF PRESENTATION

      The accompanying Condensed Consolidated Balance Sheet includes the accounts of the Company, its wholly-owned subsidiaries and its 73% interest in Century Technologies, Inc. ("Century"). The statement of Operations includes the accounts of the Company and one of its wholly-owned subsidiaries for the quarter ended March 31, 1997 and the activity from the date of acquisition through March 31, 1997 for Century and its other wholly-owned subsidiary. All significant intercompany accounts, transactions and profits have been eliminated.

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

NOTE C - SIGNIFICANT EVENTS

MOVIE PROJECTS

      The Company's first film, Men Seeking Women, premiered on March 8, 1997 at the Santa Barbara Film Festival (California). The Company will receive half of the gross revenues from this motion picture after recouping the costs already expended.

      On February 13, 1997, the Company entered into an agreement with Azur Entertainment, Ltd. to develop a made-for-television movie that will be filmed and set in the principality of Monaco. The Executive Producer of the movie will be Jorge Zamacona and the script will be written by Vivian and Valerie Mayhew.

TELEVISION PROJECTS

      The Company's reality based series, Bounty Hunters, has cleared more than 75% of the country for the series renewal, with ten of the top ten television markets being sold. An additional twenty-six episodes of this series that follows fearless crime fighting agents as they apprehend fugitives from justice will be produced. This series is sold on a barter advertising sales basis. This show is produced by Forever Blue Entertainment and Affinity Television, Inc.

      In January the Company co-launched sales of Looking Beyond, a show that explores the paranormal world, taking highly emotional stories from the point of view of the victims of such phenomena and examines the greatest mysteries of our age. Currently, the Company has 70% of the country sold, including ten of the top ten markets. Looking Beyond is being produced in association with First Television and will have twenty-six hour-long episodes available.

AGREEMENT WITH TRIBUNE ENTERTAINMENT

      The Company entered into an agreement with Tribune Entertainment Company on March 26, 1997, to sell the commercial time for both Bounty Hunters and Looking Beyond for the 1997/1998 television broadcast season. Tribune Entertainment Company, a subsidiary of Tribune Broadcasting Company, is one of the fastest-growing suppliers of diverse product to the television marketplace. Tribune Company is a leading information and entertainment company that owns and operates sixteen television stations (the second largest television station group in the U. S.), five radio stations, publishes four daily newspapers, provides educational products and services and has ownership interest in the WB Television Network.

AUTHORIZATION OF PREFERRED STOCK

      On October 31, 1996, the Company authorized the creation of two shares of Series D Preferred Stock with a par value of $1 in connection with the acquisition of Century Technologies, Inc.

ACQUISITION OF CENTURY TECHNOLOGIES, INC.

      On October 31, 1996, the Company purchased a 73% interest in Century Technologies, Inc. ("Century"), a publicly-held Colorado corporation that is in the business of distributing film and television products to worldwide markets. Under the terms of the Stock Acquisition Agreement between parties, the Company purchased 37,500,000 Units of Century for $0.08 per unit.

      Each Unit consists of one (1) share of Century Common Stock at $.0001 par value ("Century Common Stock") and one (1) Common Stock purchase warrant to purchase one (1) share of Century Common Stock at $2.00 per share (the "Warrants"). The Units are immediately separable into their component parts. In consideration for the transfer of the Units, the Company paid Three Million Dollars ($3,000,000) to Century consisting of (i) the conversion to equity of Four Hundred Thousand Dollars ($400,000) cash previously advanced by the Company to Century, (ii) Two Hundred Thousand Dollars ($200,000) cash, and (iii) a negotiable one-year promissory note payable by the Company to Century in the amount of Two Million Four Hundred Thousand Dollars ($2,400,000) (the "Promissory Note") which is secured by the Company's Series D Preferred Stock.

      The Promissory Note Bears interest at a rate of eight percent (8%) per annum and is secured by two (2) shares of Series D Preferred Stock of the Company, par value $1.00 (the "Series D Preferred Stock"). Each share of Series D Preferred Stock shall be convertible into 750,000 shares of the Company's Common Stock only in the event of default by the Company on the Promissory Note. The Series D Preferred Stock is not entitled to any voting for dividend rights of any kind. Notwithstanding the foregoing, the Company shall have the right to provide such substitute collateral as the Company and Century may mutually agree upon in writing. The Series D Preferred Stock will be held in escrow by Century's counsel (the "Escrow Agent") until such time as the Promissory Note is paid in full or substitute collateral is provided by the Company. The Company believes that the acquisition of Century will enable the Company to implement its business plan of becoming heavily vested in the U.S. and foreign distribution of both feature films and television programming.

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

      On November 14, 1996, the Company filed a complaint in Los Angeles Superior Court asserting that Tradewinds had defaulted under the Loans and the Security Agreement, and seeking judicial foreclosure on the Assets, among other claims. On December 6, 1996, Tradewinds in lieu of foreclosure on the Assets by the Company, agreed to transfer and assign to the Company the Assets, subject to certain payables associated therewith, in consideration of Affinity forgiving the indebtedness evidenced by the Loans. Such indebtedness, including interest and related costs and expenses, was approximately $1,000,000. Also on December 6, 1996, the Company entered into an Executive Producer Agreement with Mr. Pack, providing executive producing services in connection with the Bounty Hunters series. Pursuant to such agreement, Mr. Pack received a $75,000 payment on December 6, 1996 for the first production season, and is entitled in the second production season to a fee of $3,000 per episode, payable upon airing of each such episode.

      On December 17, 1996, the Company agreed with the Trustee of Action Media Group, Inc., a company affiliated with Mr. Pack and which is the subject of bankruptcy court proceeding ("AMG"), to pay $275,000 to the Trustee of AMG, and to secure in exchange a release of certain claims by the Trustee and AMG against Tradewinds and the Company with regard to indebtedness owed by the Company in lieu of foreclosure, as described above.

      On December 18, 1996, the Court having jurisdiction over the AMG bankruptcy proceeding approved the $275,000 payment and release among AMG, Tradewinds and the Company. An order to this effect (the "Settlement Order") was entered on January 14, 1997. The Company Trustee subsequently filed a motion seeking to amend the unspecified liabilities owed by Tradewinds to third parties including AMG. The Company is contesting this motion.

      Upon receipt of the Assets by the Company, the Assets were deposited in the Company's wholly owned subsidiary, Affinity Television, Inc.

NOTE D - INCOME TAXES

      The Company provides for the tax effects of transactions reported in the Condensed Consolidated Financial Statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 1997, the Company had no material current tax liability, deferred tax assets or liabilities.

NOTE E - LOSS PER COMMON SHARE

      The loss per share of common stock is calculated by dividing net loss by the weighted average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon conversion of the Company's convertible preferred stock and exercise of the Company's outstanding warrants and stock options. For the quarter ended March 31, 1997, common stock equivalents were anti-dilutive and were not included in the calculation of weighted average common shares outstanding.

NOTE F - RECLASSIFICATIONS

      Reclassifications to the March 31, 1996 consolidated statements of operations and cash flows were made to conform to March 31, 1997 presentation.

NOTE G - ISSUANCE OF STOCK

      The Company had previously granted options to purchase the Common Stock of the Company exercisable at $5.00 per share to several foreign investors pursuant to the July 1995 Option Agreements between the Company and such holders. On February 12, 1997, the exercise price was reduced to $2.00 per share. On March 31, 1997, the Company reduced the price of these options to $1.25 per share. Subsequently, the Company issued 1,575,000 shares of restricted Common Stock at $1.25 per share.

      The Company re-negotiated the receivable due for stock subscription agreements by reducing the option exercise price of the original options granted to foreign investors to $1.00 per share for 295,000 shares.

NOTE H - SUBSEQUENT EVENTS

      The Company entered into a two year agreement dated April 4, 1997 for referral of full-length feature motion picture projects to the Company. In consideration, the Company will issue 100,000 shares of the Company's unrestricted common shares, and beginning May 1, 1997, pay $10,000 per month for the remaining tenure of the agreement.

      On April 4, 1997, the Company entered into an agreement to sell 2,500,000 shares of the Company's shares of restricted common stock at $1.25 per share payable over several months.

      Effective April 1,1997, the Company entered into a separation agreement with an employee to terminate the employee under his employment contract dated July 14, 1994. As compensation for the employee's termination, he will be paid all accrued and unpaid salary, a severance payment of $75,000, continued use of the leased automobile through the term of the lease, and issuance of 400,000 shares of the Company's unrestricted common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      The Company produces feature films, television programs, commercials, documentaries and videos for all media worldwide.


A.  RESULTS OF OPERATIONS

      The following table summarizes the changes in selected items, including absolute dollar changes, percentage changes and percent of net revenue for the quarter ended March 31, 1997, compared to the quarter ended March 31, 1996.


                                          Quarter Ended
                                     March 31       March 31     $ Change
                                       1997           1996      Fav/(Unfav)
                                       ----           ----      -----------
                                                              (In Thousands,
                                                                 except %)

Net Revenue .................        $   314         $ 338         $ (24)
 Cost of Revenue ............             78           623           545
 General and administrative .          1,002           320          (682)
  Depreciation and
    amortization ............            288            41          (247)
Acquisition costs ...........             --           175           175
Operating loss ..............         (1,054)         (821)         (233)
Other income, net ...........             19            99           (80)
Income (loss) before
  minority interest .........         (1,035)         (722)         (313)
Minority interest in net loss
 of subsidiary ..............             48            --            48
Net income (loss) ...........           (987)         (722)         (265)



NET REVENUE

      For the quarter ended March 31, 1997, the decrease in revenues is primarily due to the Company ceasing the airing of its television project, EDENQUEST, and all of its ancillary sources of income, and its THE CONTEMPORARY COLLECTIBLES SHOW series. For the quarter ended March 31, 1996, the Company produced three original episodes, and a compilation ("best of") of its popular EDENQUEST television series. As of March 31, 1997, the third and fourth episodes have not been telecast on free television or basic cable, as the Company plans to syndicate these episodes through its subsidiary, Affinity Television, Inc., for airing in the summer of 1997. The decrease in revenue described above was offset in part by the revenues generated by Affinity Television, Inc. derived mainly from the syndicated television series BOUNTY HUNTERS and GHOSTWRITER.

COST OF REVENUE

      For the quarter ended March 31, 1997, the significant decrease in cost of revenue can be attributed to several factors. For the quarter ended March 31, 1996, television distributors commissions were paid by the Company based on total cumulative sales of EDENQUEST. As sales in EDENQUEST increased, so did commission percentages. In addition, the Company canceled the launch of the second season of THE CONTEMPORARY COLLECTIBLES SHOW, due to a variety of factors, including the uncertainty regarding the availability of its satellite air time. As a result, the Company took a one time charge of approximately $125,000 to operations for expenses incurred in connection with the Lifetime Channel.

GENERAL AND ADMINISTRATIVE

      For the quarter ended March 31, 1997, the increase in general and administrative expenses is primarily due to higher professional expenses as the Company seeks to position itself to make acquisitions and expand its operations into feature films and distribution. Further, the Company hired additional staff to better implement its business plan and increased salaries of some key personnel to levels commensurate to their job descriptions. Additionally, the general and administrative expenses also increased due to the acquisition of its two new subsidiaries. The Company is in the process of consolidating its California operations to reduce costs.

DEPRECIATION AND AMORTIZATION

      For the quarter ended March 31, 1997, the significant increase in depreciation and amortization expense is primarily due to the accelerated amortization of EDENQUEST and ADVENTURE QUEST.


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

      For the quarter ended March 31, 1997, the predominate sources of operating funds were editing services and exercise of stock options.

      Other than discussed above, the Company is not aware of any known trends or uncertainties that have or are reasonably likely to have a material effect on the Company's financial position, liquidity or capital resources. Any other projects not contemplated herein will be funded by joint ventures or other outside capital.
                                       13

PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits

          27 - Financial Data Schedule (Electronic filing only)

      (b) Reports on Form 8-K

            1. Amended Form 10-KSB, Annual Report of Affinity Entertainment, Inc. and Subsidiaries for the year ended September 30,1996, filed March 13,1997, relating to the consolidated financial statements of Affinity Entertainment, Inc. and Subsidiaries.

            2. Current Report of Form 8-K, dated March 13, 1997, regarding the acquisition of all assets of Tradewinds Television, LLC and pro forma financial statements thereto.

                                  SIGNATURES


      In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 1997.


                                        AFFINITY ENTERTAINMENT, INC.



                                         /s/ William J. Bosso
                                        ----------------------------------------
                                        William J. Bosso
                                        Chairman, President, Secretary, Director