Form 10QSB
period 1997-06-30
AFFINITY ENTERTAINMENT INC
filed 1997-08-19
CIK 730626

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

                  For the quarterly period ended June 30, 1997

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

Registrant has 9,718,884  shares of  outstanding  Common Stock as of August 13 ,
1997

================================================================================

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
---------------------------------------------------------------------------------------
                      (In thousands, except per share data)

                                                  Quarter Ended       Nine Months Ended
                                                June 30,   June 30,   June 30, June  30,
                                                  1997       1996       1997      1996
----------------------------------------------------------------------------------------
REVENUE .....................................   $   332    $    13    $   412    $ 1,433
COSTS AND EXPENSES
   Cost of revenue, exclusive of amortization      --          251       --        1,568
   General and administrative ...............       781        333      2,143      1,052
   Depreciation and amortization ............       102        233        306        243
                                                -------    -------    -------    -------
         Total costs and expenses ...........       883        817      2,449      2,863
                                                -------    -------    -------    -------
   Operating loss ...........................      (551)      (804)    (2,037)    (1,430)

OTHER INCOME, net ...........................      --           12       --          197
                                                -------    -------    -------    -------
Loss from continuing operations .............      (551)      (792)    (2,037)    (1,233)

DISCONTINUED OPERATIONS:
  Loss from discontinued subsidiaries .......      (674)       (87)    (1,098)      (232)
  Loss on disposal of subsidiaries ..........      (615)      --         (615)      --
                                                -------    -------    -------    -------
    Loss from discontinued operations .......   $(1,289)   $   (87)   $(1,713)   $  (232)

Net loss ....................................   $(1,840)   $  (879)   $(3,750)   $(1,465)
                                                =======    =======    =======    =======

Loss per common share .......................   $  (.19)   $  (.12)   $  (.43)   $  (.20)
                                                =======    =======    =======    =======

Weighted average shares outstanding .........     9,719      7,354      8,733      7,211
                                                =======    =======    =======    =======









   The accompanying notes are an integral part of these financial statements.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
--------------------------------------------------------------------------------
                                 (In thousands)

                                                       June 30,     Sept. 30,
                                                         1997          1996
--------------------------------------------------------------------------------


                                    ASSETS

CURRENT ASSETS
  Cash and cash equivalents............                $    5         $1,366
   Accounts receivable, net............                    --            133
   Loan receivable.....................                   120             --
   Other receivables, current portion..                   110             --
  Programming costs....................                   599            990
  Other current assets, net............                   130            188
                                                       ------         ------
      Total current assets.............                $  964         $2,677

PROPERTY, PLANT AND EQUIPMENT, at cost
  Edit equipment.......................                $   --         $1,237
  Furniture and equipment..............                   272            314
                                                       ------         ------
                                                          272          1,551
  Less accumulated depreciation........                    71          1,072
                                                       ------         ------
                                                          201            479
  Construction in progress.............                    --             64
                                                       ------         ------
      Total property and equipment.....                   201            543

OTHER ASSETS
  Loans and other receivables, net.....                   390            539
   Investment in joint venture, net....                   250            250
   Other assets........................                    10            315
                                                       ------         ------
  Total other assets...................                   650          1,104
                                                       ------         ------
  Total assets.........................                $1,815         $4,324
                                                       ======         ======









   The accompanying notes are an integral part of these financial statements.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited) - (Continued)
--------------------------------------------------------------------------------
                                 (In thousands)

                                                      June  30,     Sept.  30,
                                                         1997           1996
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable.....................                $  489        $    --
  Notes payable........................                   756             12
  Notes payable - related party........                    14            --
  Accrued liabilities..................                    87            139
                                                       ------         ------
       Total current liabilities.......                $1,346         $  151
                                                       ------         ------

STOCKHOLDERS' EQUITY
  Convertible  preferred stock - $1 par value;
     $10 stated value, 500,000 shares authorized,
     48,734 shares issued and outstanding..             $ 487           $487
  Convertible preferred stock - $.0001 par value,
      $50 stated value, 100,000 shares authorized,
      no shares issued and outstanding....                 --             --
  Common stock - $.01 and $.10 par value;
      25,000,000 shares authorized, 9,718,884
      and 8,284,217 shares issued and outstanding,
      respectively.....................                    97            829
  Additional paid-in capital...........                15,439         14,686
  Additional paid-in capital - stock options              279            394
  Deficit..............................                (9,644)        (5,894)
                                                       ------         ------
                                                        6,658         10,502
Less:
  Stock subscriptions receivable.......                 5,266          5,829
   Dividend-Century Technologies, Inc. stock              600             --
  Note receivable - stockholders    ...                   132             --
  Unearned compensation................                   152            432
  Due from officers and directors......                    39             68
                                                       ------         ------
      Total stockholders' equity.......                   469          4,173
                                                       ------         ------
   Total liabilities and stockholders' equity          $1,815         $4,324
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

                          Convertible Convertible                Additionnal
                            Preferred Preferred   Common            Paid-In
                            Stock     Stock       Stock  Additional Capital         Stock              Note   Unearned Due
                           $50 Stated $10 Stated  $.10     Paid In  Stock           Subscription Divi- Receiv- Compen- From
                            Value     Value      Par Value Capital  Options Deficit Receivable   dend   able   sation Officers Total
------------------------------------------------------------------------------------------------------------------------------------

Balance on October 1, 1996.....  $ --    $487     $829    $14,686   $394   $(5,894) $(5,829)      --      --   $(432)  $(68) $4,173
Cash received on subscription
     receivable................    --      --       --         --     --        --      165       --      --      --     --     165
Amortization of unearned
    compensation...............    --      --       --         --     --        --       --       --      --     280     --     280
Changes in par value of
     common stock..............    --      --     (746)       746     --        --       --       --      --      --     --      --
Exercise of employee stock
     options...................    --      --        1        286   (115)       --       --       --      --      --     --     172
Adjustment to stock price......    --      --       --       (398)    --        --      398       --      --      --     --      --
Exercise of stock options......    --      --       13        119     --        --       --       --    (132)     --     --      --
Repayment of loan..............    --      --       --         --     --        --       --       --      --      --     29      29
Dividend of Century
  Technologies, Inc............    --      --       --         --     --        --       --     (600)     --      --     --    (600)
Net loss for the nine months
  ended June 30, 1997..........    --      --       --         --     --    (3,750)      --       --      --      --     --  (3,750)
                                  ---    ----      ---    -------    ----  -------  -------    -----   -----   -----   ----  ------
Balance on June 30, 1997.......   $--    $487     $ 97    $15,439    $279  $(9,644) $(5,266)   $(600)  $(132)  $(152)  $(39) $  469
                                  ===    ====     ====    =======    ====  =======  =======    =====   ======  =====   ====  ======












































      The accompanying notes are an integral part of these financial statements.

                  AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------
                                 (In thousands)
                                                              Nine Months Ended
                                                             June      June 30,
                                                             1997        1996
--------------------------------------------------------------------------------

Cash Flows - Operating Activities:
Net loss.............................................      $(3,750)    $ (1,465)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization.....................          306          340
   Amortization of unearned compensation related to grant
       of stock options to executives................          226           81
Changes in current assets and liabilities:
   (Increase) decrease in accounts receivable........          133           81
   Increase (decrease) in loan and other receivable..         (230)          --
(Increase) decrease in programming costs.............          390         (149)
   (Increase) decrease in other current assets.......           57           --

   Increase (decrease) in accounts payable
      and accrued liabilities........................          436         (900)
   Increase (decrease) in deferred revenue...........           --         (206)
  Increase (decrease) in television broadcast air time          --           79
  Increase (decrease) in other assets................         (117)        (138)
                                                            ------      -------
     Net cash used in operating activities...........      $(2,549)     $(2,277)
                                                           -------      -------
Cash Flows - Investing Activities:
   Capital expenditures..............................          (57)         (95)
   Investments in loan receivables...................            --        (600)
                                                            -------      ------
     Net cash used in investing activities...........          (57)        (695)
                                                           -------       ------
Cash Flows - Financing Activities:
   Proceeds from sale of common stock................          486        6,650
   Proceeds from notes payable.......................          759          145
   Principal payments on notes payable...............           --         (850)
                                                           -------      -------
     Net cash provided by financing activities.......        1,245        5,945
                                                           -------      -------
(Decrease)Increase in cash and cash equivalents......       (1,361)       2,973
   Cash and cash equivalents at beginning of period..        1,366          147
                                                           -------      -------
   Cash and cash equivalents at end of period........      $     5      $ 3,120
                                                           =======      =======

Supplemental schedule of non-cash investing and financing activities:

   During the quarter ended June 30, 1997, several foreign investors exercised stock options and the Company issued 1,320,000 shares of the Company's common stock at $ .10 per share, for total consideration of $132,000.

   The accompanying notes are an integral part of these financial statements.

                AFFINITY ENTERTAINMENT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE A - HISTORY AND ORGANIZATION

      Affinity Entertainment, Inc. (the "Company"), formerly Affinity Teleproductions, Inc., a Delaware corporation, is currently engaged in producing and selling feature films in the United States and internationally. The Company entered into this business following a February 1994 merger with CBNI Development, Inc. ("CBNI"). CBNI had been engaged in a shopping service business.

      On August 31, 1994, the Company acquired Broadcast Edit, Inc. ("Broadcast Edit"), a California corporation, for 50,000 shares of common stock in a transaction accounted for a pooling of interests. Broadcast Edit is a video production and post-production company. It provides a full range of communication services to corporations and advertising agencies, and it also produces, directs and edits television programs and videos for the entertainment industry. This subsidiary was transferred to Century Technologies, Inc. in May 1997. See Note C.

      On October 31, 1996, the Company entered into an agreement to purchase a 73% interest in Century Technologies, Inc., a publicly-held Colorado corporation that is in the business of distributing film and television products to worldwide markets. This agreement was terminated in May 1997. See Note C.

      On December 9, 1996, the Company formed a new wholly-owned subsidiary, Tradewinds Television, Inc., for the purpose of operating a domestic television syndication company. On March 3, 1997, the name was changed to Affinity Television, Inc. This subsidiary was transferred to Century Technologies, Inc. in May 1997. See Note C.

      The Company formed a wholly-owned subsidiary, Affinity Entertainment Group, Inc. on April 4, 1995, to intensify efforts on its feature film business. Affinity Entertainment Group, Inc. has entered into an agreement with Azur Entertainment, Ltd. to develop a made-for-television movie (working title Cote d'Azur), that will be filmed and set in the Principality of Monaco. Once this film is completed, the Company and other entities will enter into a partnership for the distribution of the film to the major television networks.

       The Company's first film, Men Seeking Women, premiered on March 8, 1997 at the Santa Barbara Film Festival (California). The Company will receive half of the gross revenues from this motion picture after recouping the costs already expended.

      The Company acquired the film rights to Elvis and Leon, a contemporary comedy/adventure film from Paramount Pictures. The film rights to Lucifer in Cameo have also been acquired from Kazmark Entertainment. Production dates have not been set for these projects; however, it is expected that the rights to these projects will yield additional revenue in the future.

NOTE B - BASIS OF PRESENTATION

      The accompanying Condensed Consolidated Balance Sheet includes the accounts of the Company and its wholly-owned subsidiary, Affinity Entertainment Group, Inc. The statement of Operations includes the accounts of the Company and its wholly-owned subsidiary, Affinity Entertainment Group, Inc.; and from the date of acquisition through May 1997 for Century Technologies, Inc. and Affinity Television, Inc. and from the beginning of the fiscal year through May 1997 for Broadcast Edit, Inc. All significant intercompany accounts, transactions and profits have been eliminated. The transferred subsidiaries (see Note C), Broadcast Edit, Inc., Century Technologies, Inc. and Affinity Television, Inc. have been presented as discontinued operations.

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

NOTE C - SIGNIFICANT EVENTS

SALE OF SUBSIDIARIES

      The Company entered into an agreement in May 1997, to sell Affinity Television, Inc. and Broadcast Edit, Inc., its wholly-owned subsidiaries, to Century Technologies, Inc. As a part of this transaction, Affinity returned 30,000,000 of the 37,500,000 units of Century stock that it had purchased from Century pursuant to a stock purchase agreement dated October 31, 1996. The note in the amount of $2,400,000 due Century Technologies, Inc. was canceled.

      In addition, the Company transferred to Century Technologies, Inc. all of the Company's outstanding shares in two of its subsidiaries, Broadcast Edit, Inc. and Affinity Television, Inc. In exchange for this transfer, Century Technologies, Inc. will pay the Company a minimum of $500,000, to a maximum of $2 million, from the net cash flow of Affinity Television, Inc.

      The Company announced on May 28, 1997, that the remaining 7,500,000 unregistered units of Century Technologies, Inc. stock will be distributed on a pro-rata basis as a stock dividend to all Affinity Entertainment, Inc. shareholders as of July 1, 1997. Each unit shall consist of one (1) share of Century Common Stock at $ .00001 par value and one (1) Warrant to purchase one
(1) share of Century Common Stock at $2.00 per share.

MOVIE PROJECTS

      Affinity Entertainment Group, Inc. has entered into an agreement with Azur Entertainment, Ltd. to develop a made-for-television movie (working title Cote d'Azur), that will be filmed and set in the Principality of Monaco. Once this film is completed, the Company and other entities will enter into a partnership for the distribution of the film to the major television networks.

      The Company's first film, Men Seeking Women, premiered on March 8, 1997 at the Santa Barbara Film Festival (California). The Company will receive half of the gross revenues from this motion picture after recouping the costs already expended.

      The Company acquired the film rights to Elvis and Leon, a contemporary comedy/adventure film from Paramount Pictures. The film rights to Lucifer in Cameo have also been acquired from Kazmark Entertainment. Production dates have not been set for these projects; however, it is expected that the rights to these projects will yield additional revenue in the future.

AUTHORIZATION OF PREFERRED STOCK

      On October 31, 1996, the Company authorized the creation of two shares of Series D Preferred Stock with a par value of $1 in connection with the acquisition of Century Technologies, Inc. These certificates were canceled in May 1997. (See SALE OF SUBSIDIARIES.)

ACQUISITION OF CENTURY TECHNOLOGIES, INC. AND SUBSEQUENT CANCELLATION

      On October 31, 1996, the Company purchased a 73% interest in Century Technologies, Inc. ("Century"), a publicly-held Colorado corporation that is in the business of distributing film and television products to worldwide markets. Under the terms of the Stock Acquisition Agreement between the parties, the Company purchased 37,500,000 Units of Century for $0.08 per unit.

      Each Unit consisted of one (1) share of Century Common Stock at $.0001 par value ("Century Common Stock") and one (1) Common Stock purchase warrant to purchase one (1) share of Century Common Stock at $2.00 per share (the "Warrants"). The Units were immediately separable into their component parts. In consideration for the transfer of the Units, the Company paid Three Million Dollars ($3,000,000) to Century consisting of (i) the conversion to equity of Four Hundred Thousand Dollars ($400,000) cash previously advanced by the Company to Century, (ii) Two Hundred Thousand Dollars ($200,000) cash, and (iii) a negotiable one-year promissory note payable by the Company to Century in the amount of Two Million Four Hundred Thousand Dollars ($2,400,000) (the "Promissory Note") which was secured by the Company's Series D Preferred Stock.

      The Promissory Note bore interest at a rate of eight percent (8%) per annum and was secured by two (2) shares of Series D Preferred Stock of the Company, par value $1.00 (the "Series D Preferred Stock"). Each share of Series D Preferred Stock was convertible into 750,000 shares of the Company's Common Stock only in the event of default by the Company on the Promissory Note. The Series D Preferred Stock was not entitled to any voting for dividend rights of any kind. Notwithstanding the foregoing, the Company had the right to provide such substitute collateral as the Company and Century may mutually agree upon in writing. The Series D Preferred Stock was held in escrow by Century's counsel (the "Escrow Agent") until such time as the Promissory Note was paid in full or substitute collateral was provided by the Company.

      The agreement between the Company and Century Technologies, Inc. was canceled in May 1997. (See SALE OF SUBSIDIARIES.)

ACQUISITION OF THE ASSETS OF TRADEWINDS TELEVISION, LLC AND TRANSFER OF AFFINITY TELEVISION, INC. TO CENTURY TECHNOLOGIES, INC.

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

      The Assets included accounts receivable, the name and mark "Tradewinds Television," the rights to the syndicated television series "Bounty Hunters" and distribution rights to certain other television products. As of November 19, 1996, the Company had loaned Tradewinds an aggregate of approximately $823,000 (the "Loans") pursuant to the Security Agreement.

      Concurrently, with the execution of the Security Agreement, the Company and Tradewinds engaged in negotiations pursuant to which the Company would purchase substantially all of the Assets. The parties entered into an Asset Purchase Agreement, dated October 3, 1996, as amended, to provide for such acquisition. The sale of the assets was contingent upon the resolution to the satisfaction of the Company of various bankruptcy issues concerning other companies affiliated with Royeric Pack, the owner of Tradewinds.

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

      On December 17, 1996, the Company agreed with the Trustee of Action Media Group, Inc., a company affiliated with Mr. Pack and which was the subject of bankruptcy court proceeding ("AMG"), to pay $275,000 to the Trustee of AMG, and to secure in exchange a release of certain claims by the Trustee and AMG against Tradewinds and the Company with regard to indebtedness owed by the Company in lieu of foreclosure, as described above.

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

      Upon receipt of the Assets by the Company, the Assets were deposited in the Company's wholly owned subsidiary, Affinity Television, Inc. The Company transferred Affinity Television, Inc. to Century Technologies, Inc. in May 1997. (See SALE OF SUBSIDIARIES.)
                                       10

NOTE D - INCOME TAXES

      The Company provides for the tax effects of transactions reported in the Condensed Consolidated Financial Statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 1997, the Company had no material current tax liability, deferred tax assets or liabilities.

NOTE E - LOSS PER COMMON SHARE

      The loss per share of common stock is calculated by dividing net loss by the weighted average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon conversion of the Company's convertible preferred stock and exercise of the Company's outstanding warrants and stock options. For the nine months ended June 30, 1997, common stock equivalents were anti-dilutive and were not included in the calculation of weighted average common shares outstanding.

NOTE F - RECLASSIFICATIONS

      Reclassifications  to  the  June  30,  1996  consolidated   statements  of
operations and cash flows were made to conform to June 30, 1997 presentation.

NOTE G - ISSUANCE OF STOCK

      The Company had previously granted options to purchase the Common Stock of the Company exercisable at $5.00 per share to several foreign investors pursuant to the July 1995 Option Agreements between the Company and such holders. On February 12, 1997, the exercise price was reduced to $2.00 per share. On March 31, 1997, the Company further reduced the price of these options to $1.25 per share. During the quarter ended June 30, 1997, the option price was further reduced to $ .10 and options for 1,320,000 shares were exercised. The $132,000 has not been paid as of June 30, 1997 and is presented as a note receivable in the stockholders' equity section.

NOTE H - DISCONTINUED OPERATIONS

      Discontinued operations reflect the operating results of the transferred subsidiaries, Broadcast Edit, Inc., Affinity Television, Inc. and Century Technologies, Inc. (See Note C.) The operating results for the quarter and the nine months ended June 30, 1996 have been restated to reflect the transfer of these subsidiaries as discontinued operations for comparative purposes.

NOTE I - OTHER EVENTS

      The Company entered into a two year agreement dated April 4, 1997 for referral of full-length feature motion picture projects to the Company. In consideration, the Company was to issue 100,000 shares of the Company's unrestricted common shares, and beginning May 1, 1997, pay $10,000 per month for the remaining tenure of the agreement. This agreement has been canceled by mutual consent of both parties, with no consideration having been paid.

      On April 4, 1997, the Company entered into an agreement to sell 2,500,000 shares of the Company's shares of restricted common stock at $1.25 per share payable over several months. The investment group made an initial payment of $325,000 and then defaulted on this agreement. No shares were issued and the $325,000 was recorded as revenue. The 2,500,000 shares were canceled and returned to treasury. This agreement was terminated in May 1997.

      Effective April 1,1997, the Company entered into a separation agreement with an employee to terminate the employee under his employment contract dated July 14, 1994. The terms of the agreement are currently being re-negotiated, as the original agreement is in default.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      The Company produces and sells feature films for all media worldwide.


A.  RESULTS OF OPERATIONS

      The following table summarizes the changes in selected items, including absolute dollar changes, for the nine months ended June 30, 1997, compared to the nine months ended June 30, 1996.

                                              Nine Months Ended
                                              -----------------
                                              June 30   June 30    $ Change
                                                1997      1996    Fav/(Unfav)
                                                ----      ----    -----------
                                                 (In Thousands, except %)

Net Revenue.........................           $ 412    $1,433    $ (1,021)
 Cost of Revenue....................              --        --          --
 General and administrative.........          (2,143)   (1,052)     (1,091)
  Depreciation and
    amortization....................            (306)     (243)        (63)
Operating loss......................          (2,037)   (1,430)       (607)
Other income, net...................              --       197        (197)
Net income (loss)...................          (3,750)   (1,465)     (2,285)

NET REVENUE

      For the nine months ended June 30, 1997, the decrease in revenues is primarily due to the Company ceasing the airing of its television project, EdenQuest, and all of its ancillary sources of income, and its The Contemporary Collectibles Show series, and the sale of two of its subsidiaries. For the nine months ended June 30, 1996, the Company produced three original episodes, and a compilation ("best of") of its popular EdenQuest television series. As of June

30, 1997, the third and fourth episodes have not been telecast on free television or basic cable. These programs have been transferred to Century Technologies, Inc. as part of the May 1997 agreement. The decrease in revenue described above was offset in part by the revenues generated by Affinity Television, Inc. derived mainly from the syndicated television series Bounty Hunters and Ghostwriter, prior to their sale in May 1997.

COST OF REVENUE

      For the nine months ended June 30, 1997, the significant decrease in cost of revenue can be attributed to several factors. For the quarter ended June 30, 1996, television distributors commissions were paid by the Company based on total cumulative sales of EdenQuest. As sales in EdenQuest increased, so did commission percentages. In addition, the Company canceled the launch of the second season of The Contemporary Collectibles Show, due to a variety of factors, including the uncertainty regarding the availability of its satellite air time. As a result, the Company took a one time charge of approximately $125,000 to operations for expenses incurred in connection with the Lifetime Channel.

      In May 1997, all production projects involving Broadcast Edit, Inc. and Affinity Television, Inc. were transferred to Century Technologies, Inc. (See Note C.)

GENERAL AND ADMINISTRATIVE

      For the nine months ended June 30, 1997, the increase in general and administrative expenses is primarily due to higher professional expenses as the Company seeks to position itself to make acquisitions and expand its operations into feature films and distribution. Further, the Company hired additional staff to better implement its business plan and increased salaries of some key personnel to levels commensurate to their job descriptions.

Depreciation and Amortization

      For the nine months ended June 30, 1997, the increase in depreciation and amortization expense is primarily due to the accelerated amortization of Edenquest and Adventure Quest program costs becoming fully amortized.


B.    FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company expects to meet its cash requirements for the balance of fiscal year 1997 with funds generated from operations, including the sale or joint venturing of its movie properties, sales of restricted common stock via private placements and loans. The Company believes that these sources will be adequate to meet the Company's expected needs for the remainder of fiscal year 1997, although there can be no assurance that this will be the case.

      For the nine months ended June 30, 1997, the predominate sources of operating funds were advertising revenues from Bounty Hunters, editing services and exercise of stock options.

      Other than discussed above, the Company is not aware of any known trends or uncertainties that have or are reasonably likely to have a material effect on the Company's financial position, liquidity or capital resources.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ALL-STAR BROADCAST SALES, INC.

      In May 1997, a proceeding was commenced against the Company and others in the Supreme Court of the State of New York, County of New York. The proceeding is styled All-Star Broadcast Sales, Inc. v. Affinity Entertainment, Inc., Tradewinds Television, LLC, and Tribune Entertainment, Inc. (Index No. 97/602626). In June 1997, defendants removed this action to the United States District Court for the Southern District of New York. The plaintiff asserts causes of action against the Company for tortious interference and breach of contract and seeks injunctive relief, specific performance of an agreement and approximately $650,000 in damages.

      Each cause of action specifically relates to an agreement between the plaintiff and defendant, Tradewinds Television LLC. In the agreement, the plaintiff agreed to be the exclusive sales agent and representative for Tradewinds Television LLC on a national basis for the sale of barter commercial inventory in certain television programming. Plaintiff claims damages as a result of the alleged assignment of the agreement to the Company without the plaintiff's consent. Because the rights to the television shows which are the subject of the agreement between the plaintiff and Tradewinds Television LLC were previously assigned to the Company's subsidiary, Affinity Television, Inc. (which is now wholly-owned by Century Technologies, Inc.), the Company believes that it will ultimately prevail on this matter.

      Subsequent to June 30, 1997, the parties to this matter entered into a Stipulation of Settlement which will resolve the parties' dispute. The Company is not required to make any payment to the plaintiff or any other party pursuant to the terms of the settlement agreement. The plaintiff has agreed to fully release the Company for any and all liability.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits


      (b) Reports on Form 8-K

                                  SIGNATURES


      In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 1997.


                                        AFFINITY ENTERTAINMENT, INC.



                                         /s/ William J. Bosso
                                        ----------------------------------------
                                        William J. Bosso
                                        Chairman, President, Secretary, Director